Form 10-K
period 2018-01-31
MWF GLOBAL INC.
filed 2018-04-27
CIK 1696025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended January 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ______ to ______

Commission File No. 333-219419

MWF GLOBAL INC.
(Exact name of registrant as specified in its charter)

Nevada	81-4520116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Baccuit Sur, Bauang, La Union, Philippines

(Address of principal executive offices, Zip Code)

(775) 321-8238

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common stock

 (Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes   ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

(APPLICABLE ONLY TO CORPORATE RETISTRANTS)

As of April 27, 2018 the Company has 6,623,750 shares of common stock issued and outstanding

MWF GLOBAL INC.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “MWF Global Inc..”, “we,” “us,” “our,” “our Company,”

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1. BUSINESS

Business Overview

MWF Global Inc. was incorporated in the State of Nevada as a for-profit Company on November 18, 2016 and established a fiscal year end of January 31. The Company is organized to sell unique country specific handcrafted natural products with a focus on sourcing these products from South-East Asia and offering these products for sale through the Company’s web site and to establish other distribution channels.

The Company’s website (www.mwfglobal.com) has been launched with minimal sales to date. It is the Company’s intention to provide its customers with quality unique handcrafted natural products with a focus on products manufactured in Southeast Asia. The first proposed product to market are Caraboa Horn belts made from water buffalo horns and manufactured in the Philippines. The Company’s target market are consumers who are looking for eco-friendly and environmentally sustainable products. We intend to deploy current electronic marketing activities such as Search Engine Optimizations (“SEO”), internet online and social media advertising.

The Company intends to focus on the selling of unique handcrafted natural products with a focus on products manufactured in Southeast Asia via our proposed on-line store. Our initial proposed product which we will purchase from a supplier of Caraboa Horn Belts made from water buffalo horns and manufactured in the Philippines. Carabao is the native Filipino word meaning water buffalo. Our principal supplier will be “Kings Apparel”, located in Cebu City, Philippines. The Caraboa Horn belts are created from water buffalo horns. The water buffaloes are not slaughtered for their horns. As the horns grow they may cause the animals discomfort. The horns are simply trimmed and not wasted. The trimmed horns can be used for a variety of uses including creating on-of-a-kind belts. We intend to sell products that are unique, environmentally sustainable. The Company has targeted the growing trend of consumers who are looking for products that environmentally friendly and renewable.

There is the likelihood that we may never be able to market our unique hand-crafted products beginning with the Caraboa belts and that the Company would need to successfully in its marketing efforts to complete its plan of operation and develop and implement the Company’s on-line retail web-site. If our Company is not capable of building a market for its proposed product, all funds that we spend on development will be lost.

During the next 12 months, MWF GLOBAL INC. intends to continue its ongoing research to find and secure suppliers of unique handcrafted natural products with a focus on products from Southeast Asia. The first product we intend to offer is Carabao Horn Belts (made from water buffalo horns) from the Philippines. The Company has identified a supplier, (Kings Apparel, located in Cebu City, Philippines), for Carabao belts. We secured our domain name (mwfglobal.com); completed development of a unique logo and on-line presence for our proposed product. We will also source a third-party firms to ship out our product until fully operational the Company will ship the product; and have launched our website “www.mwfglobal.com” and customers can process payments through our website via Shopify. The Company has access to product directly from the supplier and can supply product directly from the supplier during the web-site testing period prior to the Company stocking inventory. We expect to begin to market our proposed product via the internet and social media. We have not yet commenced any marketing activities including social media marketing.

There is the likelihood that we may never be able to successfully market our products that the Company would need to successfully complete and implement its plan of operation. If our company is not capable of building a market for its product, all funds that we spend on development will be lost.

Product

The Company is organized to sell unique country specific handcrafted natural products with a focus on sourcing these products from South-East Asia and offering these products for sale through the Company’s web site (www.mwfglobal.com) and to establish other distribution channels. The first product offer are Carabao belts, which are made from water buffalo horns.

Corporate History

MWF Global Inc. was incorporated on November 18, 2016 under the laws of the State of Nevada. William Dumo Mejia has served as President and Chief Executive Officer, and Secretary of our company from November 18, 2016 to the current date. No person other than Mr. Mejia has acted as a promoter of MWF Global Inc. since our inception.

Recent Developments

Capital Stock

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On January 20, 2017, the Company issued 6,500,000 common shares at $0.001 per share to the sole director and President of the Company. Subsequent to the period on March 6 and March 23, 2017 the Company received net proceeds of $6,500 in payment of the shares.

Industry Analysis/Competition

Market Analysis

Management believes that environmental and renewable products are becoming increasingly attractive as a business strategy. As scientist and politicians debate the truth of global warming and dwindling natural resources, management believes that green industry practices not only enjoy favorable public sentiment and the psychic income of a lower carbon footprint, but increased cost savings. Management believes that the green industry focuses on making a profit while having a negligible impact on the environment. Leaders within the industry make sustainability a key consideration in decision-making throughout all sectors including the retail product sector. Though the scientific cause and effect of many environmental issues remains debated by some, what is undeniable is a significant consumer interest in environmentally friendly business practices and products. Its management’s belief that a business that can provide products that are sustainable and environmentally friendly can benefit from greater consumer interest. Put simply most people are more open to less harmful products and how they are manufactured.

The sector MWF Global Inc. is proposing to enter is growing rapidly and consumers are looking for unique natural handcrafted products, which are environmentally friendly and sustainable. Management believes that the modern consumers is also more willing to help boutique manufacturers and support third world producers and are willing to pay higher prices when the consumer feels that a Company can provide these products.

Competition

The handcrafted natural products market is primarily a niche market dominated by small to medium companies. However, there is a growing trend in this market and some of the larger outlets are beginning to these types of products. The Companies listed below carry a variety of handcrafted products and in this way, they do offer direct competition with our proposed business model of supplying handcrafted products. These companies include; Amazon.com; Alibaba.com; Island Belts; and Global Sources.com

Patent and Trademarks

We do no currently own any domestic or foreign patents relating to our proposed handcrafted products.

Employees

As of January 31, 2018, other than its current president, Mr. William Dumo Mejia there are no other employees at this time.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES

The Company does not own any real estate or other properties and has not entered into any long term lease or rental agreements for property.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not quoted on any trading platform and therefore no data is available for the periods ended January 31, 2018 and 2017.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Business Overview

The Company intends to focus on the selling of unique handcrafted natural products with a focus on products manufactured in Southeast Asia via our proposed on-line store. Our initial proposed product which we will purchase from a supplier of Caraboa Horn Belts made from water buffalo horns and manufactured in the Philippines. Carabao is the native Filipino word meaning water buffalo. Our principal supplier will be “Kings Apparel”, located in Cebu City, Philippines. The Caraboa Horn belts are created from water buffalo horns. The water buffaloes are not slaughtered for their horns. As the horns grow they may cause the animals discomfort. The horns are simply trimmed and not wasted. The trimmed horns can be used for a variety of uses including creating on-of-a-kind belts. We intend to sell products that are unique, environmentally sustainable. The Company has targeted the growing trend of consumers who are looking for products that environmentally friendly and renewable.

There is the likelihood that we may never be able to market our unique hand-crafted products beginning with the Caraboa belts and that the Company would need to successfully in its marketing efforts to complete its plan of operation and develop and implement the Company’s on-line retail web-site. If our Company is not capable of building a market for its proposed product, all funds that we spend on development will be lost.

During the next 12 months, MWF GLOBAL INC. intends to continue its ongoing research to find and secure suppliers of unique handcrafted natural products with a focus on products from Southeast Asia. The first product we intend to offer is Carabao Horn Belts (made from water buffalo horns) from the Philippines. The Company has identified a supplier, (Kings Apparel, located in Cebu City, Philippines), for Carabao belts. We secured our domain name (mwfglobal.com); completed development of a unique logo and on-line presence for our proposed product. We will also source a third-party firms to ship out our product until fully operational the Company will ship the product; and have launched our website “www.mwfglobal.com” and customers can process payments through our website via Shopify. The Company has access to product directly from the supplier and can supply product directly from the supplier during the web-site testing period prior to the Company stocking inventory. We expect to begin to market our proposed product via the internet and social media. We have not yet commenced any marketing activities including social media marketing.

There is the likelihood that we may never be able to successfully market our products that the Company would need to successfully complete and implement its plan of operation. If our company is not capable of building a market for its product, all funds that we spend on development will be lost.

We have earned minimal revenues to date. Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Plan of Operations

Our cash balance was $1,786 as of January 31, 2018 and $160 as of January 31, 2017. We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from William Dumo Mejia, our President and Chief Executive Officer, Chairman of the Board of Directors, and majority holder of our common stock, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. Mr. Mejia, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to develop and begin to implement our business plan, we will need the funding from this offering. We have generated minimal revenues to date.

Because we have only generated minimal revenues and no significant revenues are anticipated until we begin fully launch our marketing program to sell our proposed handcrafted products, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. There is no assurance we will ever reach that stage.

During the next 12 months, MWF GLOBAL INC. intends to continue its ongoing research to find and secure suppliers of unique handcrafted natural products with a focus on products from Southeast Asia. The first product we intend to offer is Carabao Horn Belts (made from water buffalo horns) from the Philippines. The Company has identified a supplier, (Kings Apparel, located in Cebu City, Philippines), for Carabao belts but has not secured a contract with the manufacturer. We secured our domain name (mwfglobal.com); completed development of a unique logo and on-line presence for our proposed product. We will also source a third-party firms to ship out our product until fully operational the Company will ship the product; and have launched our website “www.mwfglobal.com” and customers can process payments through our website via Shopify. The Company has access to product directly from the supplier and can supply product directly from the supplier during the web-site testing period prior to the Company stocking inventory. We expect to begin to market our proposed product via the internet and social media. We have not yet commenced any marketing activities including social media marketing.

Over the 12 month period starting upon the effective date of this registration statement, our company must raise capital to introduce its planned product and start sales. We intend to market our product through its planned web-based internet store. We have three planned phases to our operations over the next twelve months. The business activities and related expenses in each phase will be affected by the proceeds from the sales of shares in this offering received by the Company as discussed below. The Company requires a minimum of $25,000 to implement its business plan. To date we have, registered our domain name; developed our logo; launched our website (www.mwfglobal.com); secured a supplier (Kings Apparel, Cebu City, Philippines); consumers are able to purchase products from our website and payments are processed via Shopify. We have not yet begun any marketing activites including through social media. We have launched our web-site and have begun a test period to ensure web-site is fully functional.

The second phase of our planned operations, we intend to begin purchasing inventory ready for marketing samples and for product sale. Estimate cost to purchase our initial inventory is $40,000. We will engage a Search Engine Optimization firm that will assist us, not only identifying to successfully market our product over the internet but to ensure a high presence and to achieve a high search engine ranking. We also intend to do engage a Social Media firm that will assist us in expanding our market presence at a cost of $8,000. The cost for On-line advertising and Search Engine Optimization (“SOE”) our estimated annual cost for these services is $17,000. We expect to have the second phase completed by the end of this fiscal year.

The third phase of our planned operations will be to fully launch our website and begin our sales and marketing campaign. We expect to have the third phase completed with 280 days of this offering. With anticipate generating revenues within eighteen months of this offering. Total estimate expenditures for the next twelve months will be $100,000 including office supplies and telephone of $3,988 and offering costs of $10,012.

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended January 31, 2018 and January 31, 2017, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Management believes that the ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. If we cannot raise additional funds, we will have to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

Results of Operations

Fiscal Year Ended January 31, 2018 compared to the Fiscal Year Ended January 31, 2017

We earned minimal revenues $53 for the year ended January 31, 2018 and $0 revenues for the period from November 18, 2016 to January 31, 2017.

Expenses for the year ended January 31, 2018 totaled $20,305 consisting primarily of office and general expenses of $659; professional fees of $15,750; filing fees of $2,196 and website expenses of $1,700; income of $53, resulting in a net loss of $20,252. Expenses for the period from November 18, 2016 (date of inception) to January 31, 2017 totaled $1,746 consisting primarily of office and general expenses of $1,746, resulting in a net loss of $1,746. The increase in professional fees from fiscal 2017 to fiscal 2018 was due to the increase in accounting and legal fees activities during the period. In additional extra costs were incurred in the launching of the Company’s website.

Capital Resources and Liquidity

Our auditor’s report on our January 31, 2018 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “January 31, 2018 Audited Financial Statements – Auditors Report.”

As of January 31, 2018, we had $1,786 of cash compared to $160 of cash as of January 31, 2017. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $21,998. As at January 31, 2018, the Company has a working capital deficit of $15,498.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We expect to incur marketing and professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have a current or future effect on the business, financial condition, changes in financial condition, revenue or expenses, result of operations, liquidity, capital expenditures and/or capital resources.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal years ended January 31, 2018 and January 31, 2017, begins on page F-1 of this Annual Report on Form 10-K.

MWF GLOBAL INC.

FINANCIAL STATEMENTS

January 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MWF Global Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MWF Global Inc. (“the Company”) as of January 31, 2018 and 2017, and the related statements of operations, stockholders deficit, and cash flows for the year ended January 31, 2018 and for the period from inception (November 18, 2016) to January 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended January 31, 2018 and for the period from inception (November 18, 2016) to January 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Salt Lake City, UT

April 27, 2018

MWF GLOBAL INC.

BALANCE SHEETS

	January 31, 2018	January 31, 2017

ASSETS

CURRENT ASSETS
Cash	$1,786	$160

TOTAL CURRENT ASSETS	$1,786	$160

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable	428	-
Due to related party	16,856	1,906

TOTAL CURRENT LIABILITIES	17,284	1,906

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER’S DEFICIT
Common stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 6,500,000 shares of common stock	6,500	6,500
Share subscription receivable	-	(6,500)
Accumulated deficit	(21,998)	(1,746)

TOTAL STOCKHOLDER’S DEFICIT	(15,498)	(1,746)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$1,786	$160

The accompanying notes are an integral part of these financial statements.

MWF GLOBAL INC.

STATEMENTS OF OPERATIONS

	Year ended January 31, 2018	From inception (November 18, 2016) to January 31, 2017

REVENUE	$53	$-

OPERATING EXPENSES
General and administrative	4,555	1,746
Professional fees	15,750

TOTAL OPERATING EXPENSES	(20,305)	(1,746)

NET LOSS	$(20,252)	$(1,746)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	6,500,000	1,054,054

The accompanying notes are an integral part of these financial statements.

MWF GLOBAL INC.

STATEMENTS OF STOCKHOLDER’S DEFICIT

	Common Stock		Additional	Subscription	Accumulated
	Number of shares	Amount	Paid-in Capital	Receivable	Deficit	Total

Balance, November 18, 2016 (date of inception)	-	-	-	-	-	-
Common shares issued for subscription receivable – at $0.001 per share – January 20, 2017	6,500	$6,500	$-	$(6,500)	$-	$-

Net loss for the period from inception through January 31, 2017	-	-	-	-	(1,746)	(1,746)

Balance, January 31, 2017	6,500,000	6,500	-	(6,500)	(1,746)	(1,746)

Subscription received – March 2017	-	-	-	6,500	-	6,500

Net loss for the year ended January 31, 2018	-	-	-	-	(20,252)	(20,252)

Balance, January 31, 2018	6,500,000	$6,500	$-	$-	$(21,988)	$(15,498)

The accompanying notes are an integral part of these financial statements.

MWF GLOBAL INC.

STATEMENTS OF CASH FLOWS

	Year ended January 31, 2018	From November 18, 2016 (date of inception) to January 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(20,252)	$(1,746)
Adjustments to reconcile net loss to net cash used in operating activities		-
Expenses paid by related party	4,950	1,706
Changes in operating assets and liabilities
Accounts payable	428	-

NET CASH USED IN OPERATING ACTIVITIES	(14,874)	(40)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	10,000	200
Proceeds from subscription receivable	6,500	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,500	200

NET CHANGE IN CASH	1,626	160

CASH, BEGINNING OF PERIOD	160	-

CASH, END OF PERIOD	$1,786	$160

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

Share subscription receivable	$-	$(6,500)

The accompanying notes are an integral part of these financial statements.

MWF GLOBAL INC.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2018 AND 2017 (Audited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

MWF Global Inc. was incorporated in the State of Nevada as a for-profit Company on November 18, 2016 and established a fiscal year end of January 31. The Company is organized to sell unique country specific handcrafted natural products with a focus on sourcing these products from South-East Asia and offering these products for sale through the Company’s web site and to establish other distribution channels.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $21,998. As at January 31, 2018, the Company has a working capital deficit of $15,498. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of January 31, 2018, the Company has issued 6,500,000 founders shares at $0.001 per share for net proceeds of $6,500 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity and cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 606 “Revenue from contracts with customers”, and other applicable revenue recognition guidance under US GAAP. Sales revenue is recognized for our retail and wholesale customers when: (i) persuasive evidence of a sales arrangement exists, (ii) the sales terms are fixed or determinable, (iii) title and risk of loss have transferred, and (iv) collectability is reasonably assured — generally when products are shipped to the customer and services are rendered, except in situations in which title passes upon receipt of the products by the customer. Revenue consists of revenue earned for the sale of the Company’s product and revenue is recognized at the time the product is shipped to the customer.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short-term maturities.

MWF GLOBAL INC.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2018 AND 2017 (Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of January 31, 2018, there were no common stock equivalents outstanding.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at January 31, 2018 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – COMMON STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On January 20, 2017, the Company issued 6,500,000 common shares at $0.001 per share to the sole director and President of the Company. During the year ending January 31, 2018 on March 6 and March 23, 2017 the Company received net proceeds of $6,500 in payment of the shares.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended January 31, 2018, the Company received cash advances from its CEO of $10,000. Additionally, the CEO paid expenses of $4,950 on behalf of the Company. Total amount owed to the CEO as of January 31, 2018 is $16,856 (January 31, 2017 - $1,906). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

MWF GLOBAL INC.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2018 AND 2017 (Audited)

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	January 31, 2018	January 31, 2017

Net loss before income taxes per financial statements	$(20,252)	$(1,745)
Income tax rate	34%	34%
Income tax recovery	(6,886)	(594)
Tax effect of rate change	2,860	-
Valuation allowance change	4,026	594

Provision for income taxes	$–	$-

The significant component of deferred income tax assets at January 31, 2018 and 2017, is as follows:

	January 31, 2018	January 31, 2017
Net operating loss carry-forward	$4,620	$594
Valuation allowance	(4,620)	$(594)

Net deferred income tax asset	$–	$-

During the year ended January 31, 2018, the deferred tax asset was decreased by $2,860 due to a change in corporate income tax rates from 34% to 21%.

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

As of January 31, 2018 and 2017 the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended January 31, 2018 and 2017 no interest or penalties have been accrued as of January 31, 2018 and 2017. As of January 31, 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2017 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to the period during April 2018 the Company receive stock subscriptions totalling $4,950 from 15 shareholders for the purchase of 123,750 of common shares of the Company at $0.04 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURES

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of January 31, 2018 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s Principal Executive and Principal Financial officer and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

Pertains to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America and receipts and expenditures are being made in accordance with authorizations of management and directors; and Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of January 31, 2018, management determined material weaknesses occurred over our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of January 31, 2018.

Material Weakness Discussion and Remediation

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's previous reported financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future periods.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
William Dumo Mejia	34	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Chairman of the Board of Directors

Business Experience

Prior to October 2010, William Dumo Mejia was Regional Manager worked various positions with the Honey Top Restaurant Chain in the Philippines. He also worked as a Facility Staff Assistant with the Mormon Church in Lingsat, San Fernando, La Union, Philippines.

Since November 2013 Mr. Mejia is supervisor for a chain of restaurants in Central East, Bauang, La Union, Philippines. He is also a District Leader whereby he supervises and trains co-missionaries for the Mormon Church.

Mr. Mejia obtained his Bachelor of Science in Electronic Technologies from Norther Philippine College for Maritime Science and Technology in Lengsat San Fernando, La Union, Philippines.

Given Mr. Mejia’s managerial, skill set and his ability to supervise, coach and develop personnel, leading to meeting not only goals but results as accomplished in his work in the restaurant business and in his contacts throughout Southeast Asia through his work with the church. The Company believes that Mr. Mejia’s background and experience make him well suited to serve as our sole officer and director.

Director Independence

Our board of directors is currently composed of one member, William Dumo Mejia, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exists which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with Mr. Mejia, other business interests and his involvement with MWF Global Inc.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

MWF Global Inc., has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through January 31, 2018.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
William Dumo Mejia	2018	-	-	-	-	-	0
President, Chief Executive Officer, Secretary, Treasurer	2018	-	-	-	-	-	0

William Dumo Mejia	2017	-	-	-	-	-	0
President, Chief Executive Officer, Secretary Treasurer	2017	-	-	-	-	-	0

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2018 or 2017. None of our executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the fiscal year ended January 31, 2018 and January 31, 2017 for MWF Global Inc.

Employment Contracts

At this time, MWF Global Inc. has not entered into any employment agreements with its sole officer and director. If there is sufficient cash flow available from our future operations, the company may enter into employment agreements with our sole officer and director or future key staff members.

Stock Awards Plan

The company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. MWF Global Inc. may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (November 18, 2016) through January 31, 2018.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Dumo Mejia	0	0	0	0	0	0	0

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of January 31, 2018.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of January 31, 2018 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class
William Dumo Mejia	6,500,000	100%
President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Chairman of the Board of Directors; Baccuit Sur, Bauang, La Union Philippines

All officers and directors as a group	6,500,000	100%

Based on 6,500,000 shares of common stock issued and outstanding as of January 31, 2018.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On November 16, 2016, the Company issued 6,500,000 common shares at $0.001 per share to the sole director and President of the Company for cash proceeds of $6,500.

During the period ended January 31, 2018, the Company received cash advances from its CEO of $10,000. Additionally, the CEO paid expenses of $4,950 on behalf of the Company. Total amount owed to the CEO as of January 31, 2018 is $16,856 (January 31, 2017 - $1,906). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the fiscal year ended January 31, 2018, audit fees were $9,000. For the period ended January 31, 2017, audit fees were $Nil.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2018 and 2017 were pre-approved by our Board.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MWF Global Inc.

Dated: April 27, 2018	By:	/s/ William Dumo Mejia
William Dumo Mejia President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ William Dumo Mejia	April 27, 2018
William Dumo Mejia President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

_______

[1]	Incorporated by reference from the Company’s S-1 filed with the Commission on April 30, 2015.

[2]	Incorporate by reference from the Company’s S-1 filed with the Commission on April 30, 2015

* Included in Exhibit 31.1

