Form 10-Q
period 2018-04-30
MWF GLOBAL INC.
filed 2018-06-04
CIK 1696025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

Commission File Number 333-219419

MWF GLOBAL INC.
(Exact name of registrant as specified in its charter)

Nevada	81-4520116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Baccuit Sur, Bauang, La Union, Philippines

(Address of principal executive offices)(Zip Code)

(775) 321-8238

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☐ Yes   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 1, 2018 there were 6,500,000 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

MWF GLOBAL INC.

FINANCIAL STATEMENTS

April 30, 2018

MWF GLOBAL INC.

CONDENSED BALANCE SHEETS

	April 30, 2018	January 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,054	$1,786

TOTAL CURRENT ASSETS	$1,054	$1,786

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable	678	428
Due to related party	18,556	16,856

TOTAL CURRENT LIABILITIES	19,234	17,284

COMMITMENTS AND CONTINGENCIES STOCKHOLDER’S DEFICIT
Common stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 6,500,000 shares of common stock (January 31, 2017 – 6,500,000)	6,500	6,500
Shares to be issued	4,950	-
Accumulated deficit	(29,630)	(21,998)

TOTAL STOCKHOLDER’S DEFICIT	(18,160)	(15,498)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$1,054	$1,786

The accompanying notes are an integral part of these condensed financial statements.

MWF GLOBAL INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended April 30, 2018	Three months ended April 30, 2017

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	$7,632	$1,619

TOTAL OPERATING EXPENSES	(7,632)	(1,619)

NET LOSS	(7,632)	(1,619)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	6,500,000	6,500,000

The accompanying notes are an integral part of these condensed financial statements.

MWF GLOBAL INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended April 30, 2018	Three months ended April 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(7,632)	$(1,619)
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Expenses paid by related party	1,500	1,500
Changes in operating assets and liabilities	-	-
Accounts payable	250	-

NET CASH USED IN OPERATING ACTIVITIES	(5,882)	(119)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	200	-
Proceeds from Stock subscription receivable	-	6,500
Proceeds from shares to be issued	4,950	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,150	6,500

NET CHANGE IN CASH	(732)	6,381

CASH, BEGINNING OF PERIOD	1,786	160

CASH, END OF PERIOD	$1,054	$6,541

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest		$-

Income taxes		$-

The accompanying notes are an integral part of these condensed financial statements.

MWF GLOBAL INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2018 (unaudited)

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

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $29,630. As at April 30, 2018, the Company has a working capital deficit of $18,160. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of April 30, 2018, the Company has issued 6,500,000 founders shares at $0.001 per share for net proceeds of $6,500 to the Company and Private Placements of 123,750 common shares at $0.04 per share for net proceeds of $4,950. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended January 31, 2018 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2018 are not necessarily indicative of the results that may be expected for the year ending January 31, 2019.

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

MWF GLOBAL INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2018 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short term maturities.

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of April 30, 2018, there were no common stock equivalents outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at April 30, 2018 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

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

Between April 5 and April 18, 2018 the Company sold 123,750 shares of its common stock at $0.04 for $4,950 net proceeds to the Company. As of April 30, 2018 the Company had not issued these shares. This is reflected on the balance sheet as shares to be issued.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended April 30, 2018, the Company received cash advances from its CEO of $200. Additionally, the CEO paid expenses of $1,500 on behalf of the Company. The total amount owed to the CEO as of April 30, 2018 was $18,556 (January 31, 2018 - $16,856). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Results of Operations

For the three month period ended April 30, 2018 and April 30, 2017 we had no revenues. For the three month period ending April 30, 2018 we had no revenues. Expenses for the three month period ended April 30, 2018 totaled $7,632 resulting in a net loss of $7,632. The net loss for the three month period ended April 30, 2018 is the result of expenses of $7,632, comprised of professional fees of $6,500; filing fees of $500; and bank service charges of $632. Expenses for the three month period ended April 30, 2017 totaled $1,619 resulting in a net loss of $1,619. The net loss for the three month period ended April 30, 2017 is the result of expense of $1,619, comprised of professional fees of $1,500; and bank service charges of $119. The increase in expenses between April 30, 2018 and April 30, 2017 is primarily due to the increase in professional fees.

Liquidity and Capital Resources

We have generated minimal revenues to date and anticipate until we generate a more rapid growth in revenues we will require additional financings in order to fully implement our plan of operations. With the exception of cash advances from our sole Officer and Director, and cash received in our initial offering, we have not had any additional funding. We must raise cash to implement our strategy and stay in business. Our president has verbally committed to continue to fund our operations up to $40,000. However, this is not in writing and maybe rescinded at any time.

As of April 30, 2018, we had $1,054 in cash, and $18,556 due from a related party. As of January 31, 2018, we had $1,786 in cash, and $16,856 due from a related party. Total liabilities as of April 30, 2018, were $19,234 compared to $17,284 in total liabilities at January 31, 2018. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of April 30, 2018, the Company owed $18,556 (January 31, 2018; $16,856) to its Chief Executive Officer. During the three month period ended April 30, 2018, the CEO provided cash advance of $200 paid expenses of $1,500 on behalf of the Company. All amounts due to the related party are unsecured, non-interest bearing and have not set terms of repayment. During the three months ended April 30, 2018, the Company received $4,950 from stock subscriptions, the shares which have yet to be issued.

We have begun implementing our operational plans as outlined in the Company’s S-1 filing during the current quarter. Initial minimal sales have begun. The website is operational (www.mwfglobal.com). Management expects a slow and steady increase in sales during the next fiscal year.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of April 30, 2018, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mining Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

_________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MWF GLOBAL INC. (Registrant)

Date: June 1, 2018	By:	/s/ William Dumo Mejia
William Dumo Mejia
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

