Form 10-Q
period 2018-07-31
MWF GLOBAL INC.
filed 2018-09-11
CIK 1696025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2018

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

As of September 11, 2018 there were 75,825,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

MWF GLOBAL INC.

FINANCIAL STATEMENTS

July 31, 2018

MWF GLOBAL INC.

CONDENSED BALANCE SHEETS

	July 31, 2018	January 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,726	$1,786

TOTAL CURRENT ASSETS	$2,726	$1,786

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable	898	428
Due to related party	22,506	16,856

TOTAL CURRENT LIABILITIES	23,404	17,284

COMMITMENTS AND CONTINGENCIES STOCKHOLDER’S DEFICIT
Common stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 75,825,000 shares of common stock (January 31, 2018 – 585,000,000)	75,825	585,000
Additional paid in capital	(59,625)	(578,500)
Accumulated deficit	(36,878)	(21,998)

TOTAL STOCKHOLDER’S DEFICIT	(20,678)	(15,498)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$2,726	$1,786

The accompanying notes are an integral part of these condensed financial statements.

MWF GLOBAL INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended July 31, 2018	Three months ended July 31, 2017	Six months ended July 31, 2018	Six months ended July31, 2017

REVENUE	$63	$53	$63	$53

OPERATING EXPENSES
General and administrative	$7,311	$10,906	$14,943	$12,525

TOTAL OPERATING EXPENSES	(7,311)	(10,906)	(14,943)	(12,525)

NET LOSS	(7,248)	(10,853)	(14,880)	(12,472)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	341,244,293	585,000,000	461,102,072	585,000,000

The accompanying notes are an integral part of these condensed financial statements.

MWF GLOBAL INC.

CONDENSED STATEMENT1OF CASH FLOWS

(Unaudited)

	Six months ended July 31, 2018	Six months ended July 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(14,880)	$(12,472)
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Expenses paid by related party	5,450	3,200
Changes in operating assets and liabilities	-	-
Accounts payable	470	539

NET CASH USED IN OPERATING ACTIVITIES	(8,959)	(8,733)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	200	6,000
Stock subscription receivable	-	6,500
Proceeds from common shares issued	9,700	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,900	12,500

NET CHANGE IN CASH	940	3,767

CASH, BEGINNING OF PERIOD	1,786	160

CASH, END OF PERIOD	$2,726	$3,927

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest		$-

Income taxes		$-

The accompanying notes are an integral part of these condensed financial statements.

MWF GLOBAL INC. NOTES TO CONDENSED FINANCIAL STATEMENTS JULY 31, 2018 (unaudited)

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

Going concern

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $36,878. As at July 31, 2018, the Company has a working capital deficit of $20,678. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of July 31, 2018, the Company has issued 75,825,000 shares of common stock for cash of $16,200. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended January 31, 2018 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended July 31, 2018 are not necessarily indicative of the results that may be expected for the year ending January 31, 2019.

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

MWF GLOBAL INC. NOTES TO CONDENSED FINANCIAL STATEMENTS JULY 31, 2018 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short-term maturities.

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of July 31, 2018, there were no common stock equivalents outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at July 31, 2018 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

MWF GLOBAL INC. NOTES TO CONDENSED FINANCIAL STATEMENTS JULY 31, 2018 (unaudited)

NOTE 3 – COMMON STOCK

The Company is authorized to issue 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. On June 18, 2018, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the company on a basis of 90 new common shares for 1 old common share. All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 90:1 forward split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

On January 20, 2017, the Company issued 585,000,000 common shares at $0.000011 per share (6,500,000 common shares at $0.001 pre-split) to the sole director and President of the Company. During the year ending January 31, 2018 on March 6 and March 23, 2017 the Company received net proceeds of $6,500 in payment of the shares.

Between April 5 and May 18, 2018, the Company sold 21,825,000 shares of its common stock at $0.00044 per share (242,500 common shares at $0.04- pre-split) for $9,700 net proceeds to the Company. These shares were issued on June 19, 2018.

On June 18, 2018, the founding shareholder returned 531,000,000 (5,900,000 pre-split) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended July 31, 2018, the Company received cash advances from its CEO of $200. Additionally, the CEO paid expenses of $5,450 on behalf of the Company. The total amount owed to the CEO as of July 31, 2018 was $22,506 (January 31, 2018 - $16,856). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

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

Results of Operations

For the three month period ended July 31, 2018 and July 31, 2017 we had $63 and $53 in revenues respectively. Expenses for the three-month period ended July 31, 2018 totaled $7,311 resulting in a net loss of $7,248. The net loss for the three-month period ended July 31, 2018 is the result of expenses of $7,311, comprised of professional fees of $5,450; filing fees of $500; transfer agent expenses of $899; and bank service charges of $462. Expenses for the three month period ended July 31, 2017 totaled $10,906 resulting in a net loss of $10,853. The net loss for the three month period ended July 31, 2017 is the result of expense of $10,906, comprised of professional fees of $8,500; website expenses of $1,700; filing fees of $539; postage and delivery expense of $30 and bank service charges of $137. The decrease in expenses between July 31, 2018 and July 31, 2017 is primarily due to the decrease in professional fees and website expenses.

For the six-month period ended July 31, 2018 and July 31, 2017 we had $63 and $53 in revenues respectively. Expenses for the six-month period ended July 31, 2018 totaled $14,943 resulting in a net loss of $14,880. The net loss for the six-month period ended July 31, 2018 is the result of expenses of $14,943, comprised of professional fees of $11,950; filing fees of $1,000; transfer agent expenses of $899; and bank service charges of $1,094. Expenses for the six month period ended July 31, 2017 totaled $12,525 resulting in a net loss of $12,472. The net loss for the six-month period ended July 31, 2017 is the result of expense of $12,525, comprised of professional fees of $10,000; website expenses of $1,700; filing fees of $539; postage and delivery expense of $30 and bank service charges of $256. The increase in expenses between July 31, 2018 and July 31, 2017 is primarily due to the increase in professional fees.

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

As of July 31, 2018, we had $2,726 in cash, and $22,506 due from a related party. As of January 31, 2018, we had $1,786 in cash, and $16,856 due from a related party. Total liabilities as of July 31, 2018, were $23,404 compared to $17,284 in total liabilities at January 31, 2018. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of July 31, 2018, the Company owed $22,506 (January 31, 2018; $16,856) to its Chief Executive Officer. During the six-month period ended June 30, 2018, the CEO provided cash advances of $200 and paid expenses of $5,450 on behalf of the Company. All amounts due to the related party are unsecured, non-interest bearing and have not set terms of repayment. The $9,700 cash received from Common Stock Subscriptions were issued on June 19, 2018.

We have begun implementing our operational plans as outlined in the Company’s S-1 filing during the current quarter. Initial minimal sales have begun. The website is operational (www.mwfglobal.com). Management expects a slow and steady increase in sales during the next fiscal year.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of July 31, 2018, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mining Safety Disclosures.

None

Item 5. Other Information.

Common Stock

The Company is authorized to issue 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. On June 18, 2018, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the company on a basis of 90 new common shares for 1 old common share. All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 90:1 forward split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

Between April 5 and May 18, 2018, the Company sold 21,825,000 shares of its common stock at $0.00044 per share (242,500 common shares at $0.04- pre-split) for $9,700 net proceeds to the Company. Shares were issued on June 19, 2018.

On June 18, 2018, the founding shareholder returned 531,000,000 (5,900,000 pre-split) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company.

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

___________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MWF GLOBAL INC. (Registrant)

Date: September 11, 2018	By:	/s/ Wiliam Dumo Mejia
William Dumo Mejia
President and Director
Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

