Form 10-Q
period 2018-10-31
MWF GLOBAL INC.
filed 2018-12-11
CIK 1696025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

Commission File Number 000-56003

MWF GLOBAL INC.
(Exact name of registrant as specified in its charter)

Nevada	81-4520116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Baccuit Sur, Bauang, La Union, Philippines, 02501

(Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☐Yes   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 10, 2018, there were 75,825,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

MWF GLOBAL INC.

FINANCIAL STATEMENTS

October 31, 2018

MWF GLOBAL INC.

CONDENSED BALANCE SHEETS

	October 31, 2018	January 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,639	$1,786

TOTAL CURRENT ASSETS	$2,639	$1,786

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	1,596	428
Due to related party	26,010	16,856

TOTAL CURRENT LIABILITIES	27,606	17,284

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Common stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 75,825,000 shares of common stock (January 31, 2018 – 585,000,000)	75,825	585,000
Additional paid in capital	(59,625)	(578,500)
Accumulated deficit	(41,167)	(21,998)

TOTAL STOCKHOLDERS’ DEFICIT	(24,967)	(15,498)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,639	$1,786

The accompanying notes are an integral part of these condensed financial statements.

MWF GLOBAL INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended October 31, 2018	Three months ended October 31, 2017	Nine months ended October 31, 2018	Nine months ended October 31, 2017

REVENUE	$-	$-	$63	$53

OPERATING EXPENSES
General and administrative	$4,290	$3,408	$19,232	$15,933

TOTAL OPERATING EXPENSES	(4,290)	(3,408)	(19,232)	(15,933)

NET LOSS	(4,290)	(3,408)	(19,169)	(15,880)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	75,825,000	585,000,000	331,265,110	585,000,000

The accompanying notes are an integral part of these condensed financial statements.

MWF GLOBAL INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended October 31, 2018	Nine months ended October 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(19,169)	$(15,880)
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Expenses paid by related party	8,954	4,200
Changes in operating assets and liabilities	-	-
Accounts payable	1,168	282

NET CASH USED IN OPERATING ACTIVITIES	(9,047)	(11,398)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	200	6,000
Stock subscription receivable	-	6,500
Proceeds from shares issued	9,700	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,900	12,500

NET CHANGE IN CASH	853	1,102

CASH, BEGINNING OF PERIOD	1,786	160

CASH, END OF PERIOD	$2,639	$1,262

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest		$-
Income taxes		$-

The accompanying notes are an integral part of these condensed financial statements.

MWF GLOBAL INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2018 (unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

MWF Global Inc. was incorporated in the State of Nevada as a for-profit Company on November 18, 2016 and established a fiscal year end of January 31. The Company is organized to sell unique country specific handcrafted natural products with a focus on sourcing these products from South-East Asia and offering these products for sale through the Company’s website and to establish other distribution channels.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $41,167. As at October 31, 2018, the Company has a working capital deficit of $24,967. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended January 31, 2018 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended October 31, 2018 are not necessarily indicative of the results that may be expected for the year ending January 31, 2019.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 606 “Revenue from contracts with customers”, and other applicable revenue recognition guidance under US GAAP. The Company recognizes revenue in accordance with ASC topic 606 “Revenue from contracts with customers, and other applicable revenue recognition guidance under US GAAP. Sales revenue is recognized for our retail and wholesale customers when: (i) approval of both parties, (ii) the goods or services associated with transaction must be identified, (iii) identification of payment terms (iv) the contract has commercial substance, and (v) collection of payment is probable — generally when products are shipped to the customer and goods are shipped, except in situations in which title passes upon receipt of the products by the customer. Revenue consists of revenue earned for the sale of the Company’s product and revenue is recognized at the time the product is shipped to the customer.

MWF GLOBAL INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2018 (unaudited)

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at October 31, 2018 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

MWF GLOBAL INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2018 (unaudited)

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

During the nine months ended October 31, 2018, the Company sold 21,825,000 shares of its common stock at $0.00044 per share (242,500 common shares at $0.04- pre-split) for $9,700 net proceeds to the Company. Shares were issued on June 19, 2018.

On June 18, 2018, the founding shareholder returned 531,000,000 (5,900,000 pre-split) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended October 31, 2018, the Company received cash advances from its CEO of $200. Additionally, the CEO paid expenses of $8,955 on behalf of the Company. The total amount owed to the CEO as of October 31, 2018 was $26,010 (January 31, 2018 - $16,856). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

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

Results of Operations

For the three-month period ended October 31, 2018 and October 31, 2017 we had $nil in revenues respectively. Expenses for the three-month period ended October 31, 2018 totaled $4,290 resulting in a net loss of $4,290. The net loss for the three-month period ended October 31, 2018 is the result of expenses of $4,290, comprised of professional fees of $2,250; filing fees of $500; transfer agent expenses of $1,453; and bank service charges of $87. Expenses for the three-month period ended October 31, 2017 totaled $3,408 resulting in a net loss of $3,408. The net loss for the three-month period ended October 31, 2017 is the result of expense of $3,408, comprised of professional fees of $3,000; filing fees of $282; and bank service charges of $126. The increase in expenses between October 31, 2018 and October 31, 2017 is primarily due to the increase in filing fees and transfer agent expenses.

For the nine-month period ended October 31, 2018 and October 31, 2017 we had $63 and $53 in revenues respectively. Expenses for the nine-month period ended October 31, 2018 totaled $19,232 resulting in a net loss of $19,169. The net loss for the nine-month period ended October 31, 2018 is the result of expenses of $19,232, comprised of professional fees of $14,200; filing fees of $1,500; transfer agent expenses of $2,351; and bank service charges of $1,181. Expenses for the nine-month period ended October 31, 2017 totaled $15,933 resulting in a net loss of $15,880. The net loss for the nine-month period ended October 31, 2017 is the result of expense of $15,933, comprised of professional fees of $13,000; website expenses of $1,700; filing fees of $821; postage and delivery expense of $30 and bank service charges of $382. The increase in expenses between October 31, 2018 and October 31, 2017 is primarily due to the increase in professional fees, filing fees and transfer agent expenses.

Liquidity and Capital Resources

We have generated minimal revenues to date and anticipate until we generate a more rapid growth in revenues, we will require additional financings in order to fully implement our plan of operations. With the exception of cash advances from our sole Officer and Director, and cash received in our initial offering, we have not had any additional funding. We must raise cash to implement our strategy and stay in business. Our president has verbally committed to continue to fund our operations up to $40,000. However, this is not in writing and maybe rescinded at any time.

As of October 31, 2018, we had $2,639 in cash, and $26,010 due from a related party. As of January 31, 2018, we had $1,786 in cash, and $16,856 due from a related party. Total liabilities as of October 31, 2018, were $27,606 compared to $17,284 in total liabilities at January 31, 2018. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of October 31, 2018, the Company owed $26,010 (January 31, 2018; $16,856) to its Chief Executive Officer. During the nine-month period ended October 31, 2018, the CEO provided a cash advance of $200 and paid expenses of $8,954 on behalf of the Company. All amounts due to the related party are unsecured, non-interest bearing and have not set terms of repayment. The $9,700 cash received from Common Stock Subscriptions were issued on June 19, 2018.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of October 31, 2018, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

______

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MWF GLOBAL INC. (Registrant)

Date: December 10, 2018	By:	/s/ Wiliam Dumo Mejia
William Dumo Mejia
President and Director
Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

