Form 10-K
period 2019-01-31
MWF GLOBAL INC.
filed 2019-04-29
CIK 1696025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended January 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ____ to ____

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

Common stock,

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company.	☐

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

As of April 29, 2019, the Company has 75,825,000 shares of common stock issued and outstanding

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

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

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

During the next 12 months, MWF GLOBAL INC. intends to continue its ongoing research to find and secure suppliers of unique handcrafted natural products with a focus on products from Southeast Asia. The first product we intend to offer is Carabao Horn Belts (made from water buffalo horns) from the Philippines. The Company has identified a supplier, (Kings Apparel, located in Cebu City, Philippines), for Carabao belts. We secured our domain name (mwfglobal.com); completed development of a unique logo and on-line presence for our proposed product. We will also source a third-party firm to ship out our product until fully operational the Company will ship the product; and have launched our website “www.mwfglobal.com” and customers can process payments through our website via Shopify. The Company has access to product directly from the supplier and can supply product directly from the supplier during the web-site testing period prior to the Company stocking inventory. We expect to begin to market our proposed product via the internet and social media. We have not yet commenced any marketing activities including social media marketing.

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

Recent Developments

Capital Stock

The Company’s capitalization consists of 200,000,000 authorized common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

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

On January 20, 2017, the Company issued 585,000,000 (Pre-split) 6,500,000 common shares at $0.000011 (Pres-split $0.001) per share to the sole director and President of the Company. On March 6 and March 23, 2017 the Company received net proceeds of $6,500 in payment for these shares.

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

Employees

As of January 31, 2019, other than its current president, Mr. William Dumo Mejia there are no other employees at this time.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES

The Company does not own any real estate or other properties and has not entered into any long-term lease or rental agreements for property.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not quoted on any trading platform and therefore no data is available for the periods ended January 31, 2019 and 2018.

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

Business Overview

The Company intends to focus on the selling of unique handcrafted natural products with a focus on products manufactured in Southeast Asia via our proposed on-line store. Our initial proposed product which we will purchase from a supplier of Caraboa Horn Belts made from water buffalo horns and manufactured in the Philippines. Carabao is the native Filipino word meaning water buffalo. Our principal supplier will be “Kings Apparel”, located in Cebu City, Philippines. The Caraboa Horn belts are created from water buffalo horns. The water buffaloes are not slaughtered for their horns. As the horns grow, they may cause the animals discomfort. The horns are simply trimmed and not wasted. The trimmed horns can be used for a variety of uses including creating on-of-a-kind belts. We intend to sell products that are unique, environmentally sustainable. The Company has targeted the growing trend of consumers who are looking for products that environmentally friendly and renewable.

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

During the next 12 months, MWF GLOBAL INC. intends to continue its ongoing research to find and secure suppliers of unique handcrafted natural products with a focus on products from Southeast Asia. The first product we intend to offer is Carabao Horn Belts (made from water buffalo horns) from the Philippines. The Company has identified a supplier, (Kings Apparel, located in Cebu City, Philippines), for Carabao belts. We secured our domain name (mwfglobal.com); completed development of a unique logo and on-line presence for our proposed product. We will also source a third-party firm to ship out our product until fully operational the Company will ship the product; and have launched our website “www.mwfglobal.com” and customers can process payments through our website via Shopify. The Company has access to product directly from the supplier and can supply product directly from the supplier during the web-site testing period prior to the Company stocking inventory. We expect to begin to market our proposed product via the internet and social media. We have not yet commenced any marketing activities including social media marketing.

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

Plan of Operations

Our cash balance was $871 as of January 31, 2019 and $1,786 as of January 31, 2018. We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from William Dumo Mejia, our President and Chief Executive Officer, Chairman of the Board of Directors, and majority holder of our common stock, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. Mr. Mejia, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to develop and begin to implement our business plan, we will need the funding from this offering. We have generated minimal revenues to date.

Because we have only generated minimal revenues and no significant revenues are anticipated until we begin fully launch our marketing program to sell our proposed handcrafted products, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. There is no assurance we will ever reach that stage.

During the next 12 months, MWF GLOBAL INC. intends to continue its ongoing research to find and secure suppliers of unique handcrafted natural products with a focus on products from Southeast Asia. The first product we intend to offer is Carabao Horn Belts (made from water buffalo horns) from the Philippines. The Company has identified a supplier, (Kings Apparel, located in Cebu City, Philippines), for Carabao belts but has not secured a contract with the manufacturer. We secured our domain name (mwfglobal.com); completed development of a unique logo and on-line presence for our proposed product. We will also source a third-party firm to ship out our product until fully operational the Company will ship the product; and have launched our website “www.mwfglobal.com” and customers can process payments through our website via Shopify. The Company has access to product directly from the supplier and can supply product directly from the supplier during the web-site testing period prior to the Company stocking inventory. We expect to begin to market our proposed product via the internet and social media. We have not yet commenced any marketing activities including social media marketing.

Over the 12-month period starting upon the effective date of this registration statement, our company must raise capital to introduce its planned product and start sales. We intend to market our product through its planned web-based internet store. We have three planned phases to our operations over the next twelve months. The business activities and related expenses in each phase will be affected by the proceeds from the sales of shares in this offering received by the Company as discussed below. The Company requires a minimum of $25,000 to implement its business plan. To date we have, registered our domain name; developed our logo; launched our website (www.mwfglobal.com); secured a supplier (Kings Apparel, Cebu City, Philippines); consumers are able to purchase products from our website and payments are processed via Shopify. We have not yet begun any marketing activities including through social media. We have launched our web-site and have begun a test period to ensure web-site is fully functional.

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

The third phase of our planned operations will be to fully launch our website and begin our sales and marketing campaign. We expect to have the third phase completed with 280 days of this offering. With anticipate generating more than minimal revenues within the next eighteen months. Total estimate expenditures for the next twelve months will be $100,000.

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended January 31, 2019 and January 31, 2018, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Management believes that the ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. If we cannot raise additional funds, we will have to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

Results of Operations

Fiscal Year Ended January 31, 2019 compared to the Fiscal Year Ended January 31, 2018

We earned minimal revenue of $63 for the year ended January 31, 2019 and $53 in revenue for the year ended January 31, 2018.

Expenses for the year ended January 31, 2019 totaled $35,691 consisting primarily of office and general expenses of $659; professional fees of $16,450; filing fees of $15,175; transfer agent expenses of $2,648; website expenses of $130; and bank service charges of $1,288. Expenses for the year ended January 31, 2018 totaled $20,305 consisting primarily of office and general expenses of $659; professional fees of $15,750; filing fees of $2,196 and website expenses of $1,700. The increase in professional fees from fiscal 2018 to fiscal 2019 was due to the increase in accounting and legal fees activities during the period. In addition, extra costs were incurred related to the filing cost associated with the DTC application fee.

Capital Resources and Liquidity

Our auditor’s report on our January 31, 2019 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “January 31, 2019 Audited Financial Statements – Auditors Report.”

As of January 31, 2019, we had $871 of cash compared to $1,786 of cash as of January 31, 2018. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $57,626. As at January 31, 2019, the Company has a working capital deficit of $41,426.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal years ended January 31, 2019 and January 31, 2018, begins on page F-1 of this Annual Report on Form 10-K.

MWF GLOBAL INC.

FINANCIAL STATEMENTS

January 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MWF Global Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MWF Global Inc. (“the Company”) as of January 31, 2019 and 2018, the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended January 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Salt Lake City, UT

April 29, 2019

MWF GLOBAL INC.

BALANCE SHEETS

	January 31, 2019	January 31, 2018

ASSETS

CURRENT ASSETS
Cash	$871	$1,786

TOTAL CURRENT ASSETS	$871	$1,786

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$797	$428
Due to related party	41,500	16,856

TOTAL CURRENT LIABILITIES	42,297	17,284

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ DEFICIT
Common stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 75,825,000 of common stock (January 31, 2018 – 585,000,000)	75,825	585,000
Additional paid in capital	(59,625)	(578,500)
Accumulated deficit	(57,626)	(21,998)

TOTAL STOCKHOLDERS’ DEFICIT	(41,426)	(15,498)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$871	$1,786

The accompanying notes are an integral part of these financial statements.

MWF GLOBAL INC.

STATEMENTS OF OPERATIONS

	Year ended January 31, 2019	Year ended January 31, 2018

REVENUE	$63	$53

OPERATING EXPENSES
General and administrative	19,241	4,555
Professional fees	16,450	15,750

TOTAL OPERATING EXPENSES	(35,691)	(20,305)

NET LOSS	$(35,628)	$(20,252)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	265,545,000	585,000,000

The accompanying notes are an integral part of these financial statements.

MWF GLOBAL INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total

Balance, January 31, 2017	585,000,000	585,000	(578,500)	(6,500)	(1,746)	(1,746)

Subscription received – March 2017	-	-	-	6,500	-	6,500

Net loss for the year ended January 31, 2018	-	-	-	-	(20,252)	(20,252)

Balance, January 31, 2018	585,000,000	585,000	(578,500)	-	(21,998)	(15,498)

Shares cancelled – June 18, 2018	(531,000,000)	(531,000)	531,000	-	-	-

Common shares issued for cash - $0.00044- June 19, 2018	21,825,000	21,825	(12,125)	-	-	9,700

Net loss for the year ended January 31, 2019	-	-	-	-	(35,628)	(35,628)

Balance, January 31, 2019	75,825,000	$75,825	$(59,625)	$-	$(57,626)	$(41,426)

The accompanying notes are an integral part of these financial statements.

MWF GLOBAL INC.

STATEMENTS OF CASH FLOWS

	Year ended January 31, 2019	Year ended January 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(35,628)	$(20,252)
Adjustments to reconcile net loss to net cash used in operating activities		-
Expenses paid by related party	24,444	4,950
Changes in operating assets and liabilities
Accounts payable	369	428

NET CASH USED IN OPERATING ACTIVITIES	(10,815)	(14,874)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	200	10,000
Proceeds from subscription receivable	9,700	6,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,900	16,500

NET CHANGE IN CASH	(915)	1,626

CASH, BEGINNING OF PERIOD	1,786	160

CASH, END OF PERIOD	871	$1,786

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MWF GLOBAL INC. NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2019 (Audited)

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

Going concern

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $57,626.  As at January 31, 2019, the Company has a working capital deficit of $41,426.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern from a period of one year from the issuance of these financial statements.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of January 31, 2019, the Company has issued 75,825,000 shares of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

MWF GLOBAL INC. NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2019 (Audited)

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at January 31, 2019 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (codified as Accounting Standards Codification Topic (ASC) 842). ASC 842 introduces a lessee model that brings most leases onto the balance sheet; aligns certain of the underlying principles of the lessor model with those in ASC 606, the FASB’s new revenue recognition standard; and addresses other concerns related to the nearly 40-year-old leasing model from the previous guidance. ASU No. 2016-02 is effective for financial statement periods beginning after December 15, 2018. Management does not expect the adoption of this standard to have a material impact on the Company's financial statements.

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

Between March and June 2018, the Company sold 21,825,000 shares of its common stock at $0.00044 per share (242,500 common shares at $0.04- pre-split) for $9,700 net proceeds to the Company. Shares were issued on June 19, 2018.

On June 18, 2018, the founding shareholder returned 531,000,000 (5,900,000 pre-split) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company.

MWF GLOBAL INC. NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2019 (Audited)

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended January 31, 2019, the Company received cash advances from its CEO of $200. Additionally, the CEO paid expenses of $24,444 on behalf of the Company. Total amount owed to the CEO as of January 31, 2019 is $41,500 (January 31, 2018 - $16,856). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	January 31, 2019	January 31, 2018

Net loss before income taxes per financial statements	$(35,628)	$(20,252)
Income tax rate	21%	34%
Income tax recovery	(7,482)	(6,886)
Tax effect of rate change	-	2,860
Valuation allowance change	7,482	4,026

Provision for income taxes	$–	$-

The significant component of deferred income tax assets at January 31, 2019 and 2018, is as follows:

	January 31, 2019	January 31, 2018
Net operating loss carry-forward	$12,102	$4,620
Valuation allowance	(12,102)	$(4,620)

Net deferred income tax asset	$–	$-

During the year ended January 31, 2018, the deferred tax asset was decreased by $2,860 due to a change in corporate income tax rates from 34% to 21%.

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change, and which cause a change in management’s judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

As of January 31, 2019, and 2018, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended January 31, 2019 and 2018 and no interest or penalties have been accrued as of January 31, 2019 and 2018. As of January 31, 2019, and 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of January 31, 2019 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s Principal Executive and Principal Financial officer and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertains to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America and receipts and expenditures are being made in accordance with authorizations of management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of January 31, 2019, management determined material weaknesses existed with our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of January 31, 2019.

Material Weakness Discussion and Remediation

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's previous reported financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, results in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company. This will be achieved by: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turnover issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
William Dumo Mejia	35	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Chairman of the Board of Directors

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

Director Independence

Our board of directors is currently composed of one member, William Dumo Mejia, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through January 31, 2019.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
William Dumo Mejia	2019	-	-	-	-	-	0
President, Chief Executive Officer, Secretary, Treasurer

William Dumo Mejia	2018	-	-	-	-	-	0
President, Chief Executive Officer, Secretary, Treasurer

William Dumo Mejia	2017	-	-	-	-	-	0
President, Chief Executive Officer, Secretary Treasurer

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2019, 2018 or 2017. None of our executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the fiscal year ended January 31, 2019, January 31, 2018 and January 31, 2017 for MWF Global Inc.

Employment Contracts

At this time, MWF Global Inc. has not entered into any employment agreements with its sole officer and director. If there is sufficient cash flow available from our future operations, the company may enter into employment agreements with our sole officer and director or future key staff members.

Stock Awards Plan

The company has not adopted a Stock Awards Plan but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. MWF Global Inc. may develop an incentive-based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (November 18, 2016) through January 31, 2019.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of January 31, 2019.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of January 31, 2019 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class
William Dumo Mejia	54,000,000	71.217%
President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Chairman of the Board of Directors; Baccuit Sur, Bauang, La Union Philippines

All officers and directors as a group	54,000,000	71.217%

________

(1)	Based on 75,825,000 shares of common stock issued and outstanding as of January 31, 2019.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On November 16, 2016, the Company issued 585,000,000 (Pre-split 6,500,000) common shares at $0.000011 (pre-split $0.001) per share to the sole director and President of the Company for cash proceeds of $6,500.

During the year ended January 31, 2019, the Company received cash advances from its CEO of $200. Additionally, the CEO paid expenses of $24,444 on behalf of the Company. Total amount owed to the CEO as of January 31, 2019 is $41,500 (January 31, 2018 - $16,856). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the fiscal year ended January 31, 2019, audit fees were $9,700. For the fiscal year ended January 31, 2018, audit fees were $9,000.

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2019 and 2018 were pre-approved by our Board.

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

MWF Global Inc.

Dated: April 29, 2019	By:	/s/ William Dumo Mejia
William Dumo Mejia President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ William Dumo Mejia	April 29, 2019
William Dumo Mejia President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [1]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

_______

[1]     Incorporated by reference from the Company’s S-1 filed with the Commission on July 24, 2017.

* Included in Exhibit 31.1

** Included in Exhibit 32.1

