Form 10-Q
period 2019-04-30
MWF GLOBAL INC.
filed 2019-06-12
CIK 1696025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

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

As of June 12, 2019, there were 75,825,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

MWF GLOBAL INC.

FINANCIAL STATEMENTS

April 30, 2019

MWF GLOBAL INC.

CONDENSED BALANCE SHEETS

	April 30, 2019	January 31, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$358	$871

TOTAL CURRENT ASSETS	$358	$871

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$2,198	$797
Due to related party	48,945	41,500

TOTAL CURRENT LIABILITIES	51,143	42,297

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT

Common stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 75,825,000 of common stock (January 31, 2019 – 75,825,000)	75,825	75,825
Additional paid in capital	(59,625)	(59,625)
Accumulated deficit	(66,985)	(57,626)

TOTAL STOCKHOLDERS’ DEFICIT	(50,785)	(41,426)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$358	$871

The accompanying notes are an integral part of these condensed financial statements.

MWF GLOBAL INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended April 30, 2019	Three months ended April 30, 2018

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	1,164	1,132
Professional fees	8,195	6,500

TOTAL OPERATING EXPENSES	(9,359)	(7,632)

NET LOSS	$(9,359)	$(7,632)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	75,825,000	585,000,000

The accompanying notes are an integral part of these condensed financial statements.

MWF GLOBAL INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD ENDED APRIL 30, 2019

(Unaudited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, January 31, 2019	75,825,000	$75,825	$(59,625)	$(57,626)	$(41,426)

Net loss for the period ended April 30, 2019	-	-	-	(9,359)	(9,359)

Balance, April 30, 2019	75,825,000	$75,825	$(59,625)	$(66,985)	$(50,785)

FOR THE PERIOD ENDED APRIL 30, 2018

(Unaudited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Shares to be issued	Accumulated Deficit	Total

Balance, January 31, 2018	585,000,000	$585,000	$(578,500)	$-	$(21,998)	$(15,498)

Proceeds from shares to be issued – April 18, 2018	-	-	-	4,950	-	4,950

Net loss for the period ended April 30, 2018	-	-	-		(7,632)	(7,632)

Balance, April 30, 2018	585,000,000	$585,000	$(578,500)	$4,950	$(29,630)	$(18,180)

The accompanying notes are an integral part of these condensed financial statements.

MWF GLOBAL INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended April 30, 2019	Three months ended April 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(9,359)	$(7,632)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid by related party	7,445	1,500
Changes in operating assets and liabilities
Accounts payable	1,401	250

NET CASH USED IN OPERATING ACTIVITIES	(513)	(5,882)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	200
Proceeds from subscription receivable	-	4,950

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	5,150

NET CHANGE IN CASH	(513)	(732)

CASH, BEGINNING OF PERIOD	871	1,786

CASH, END OF PERIOD	$358	$1,054

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

MWF GLOBAL INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2019 (unaudited)

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

Going concern

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $66,985.  As at April 30, 2019, the Company has a working capital deficit of $50,785.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of April 30, 2019, the Company has issued 75,825,000 shares of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended January 31, 2019 included in the Company’s 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2019 are not necessarily indicative of the results that may be expected for the year ending January 31, 2020.

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

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2019 (unaudited)

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at April 30, 2019 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

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

The Company had no stock issuances during the period.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three-month period ended April 30, 2019, the CEO paid expenses of $7,445 on behalf of the Company. Total amount owed to the CEO as of April 30, 2019 is $48,945 (January 31, 2019 - $41,500). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

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

Results of Operations

For the three-month periods ended April 30, 2019 and April 30, 2018 we had $nil in revenues. Expenses for the three-month period ended April 30, 2019 totaled $9,359 resulting in a net loss of $9,359. The net loss for the three-month period ended April 30, 2019 is the result of expenses of $9,359, comprised of professional fees of $8,195; filing fees of $500; transfer agent expenses of $297; telephone expenses of $250 and bank service charges of $117. Expenses for the three-month period ended April 30, 2018 totaled $7,632 resulting in a net loss of $7,632. The net loss for the three-month period ended April 30, 2018 is the result of expense of $7,632, comprised of professional fees of $6,500; filing fees of $500; and bank service charges of $632. The increase in expenses between April 30, 2019 and April 30, 2018 is primarily due to the increase in professional fees.

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

As of April 30, 2019 we had $358 in cash, and $48,945 due to a related party. As of January 31, 2019, we had $871 in cash, and $41,500 due to a related party. Total liabilities as of April 30, 2019, were $51,143 compared to $42,297 in total liabilities at January 31, 2019. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of April 30, 2019, the Company owed $48,945 (January 31, 2018; $41,500) to its Chief Executive Officer. During the three-month period ended April 30, 2019, the CEO paid expenses of $7,445 on behalf of the Company. All amounts due to the related party are unsecured, non-interest bearing and have not set terms of repayment.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of April 30, 2019, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

_____________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MWF GLOBAL INC.
(Registrant)

Date: June 12, 2019	By:	/s/ Wiliam Dumo Mejia
William Dumo Mejia
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

