Form 10-K
period 2020-01-31
MWF GLOBAL INC.
filed 2020-04-30
CIK 1696025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended January 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company.	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of April 30, 2020, the Company has 75,825,000 shares of common stock issued and outstanding

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

We do not currently own any domestic or foreign patents relating to our proposed handcrafted products.

Employees

As of January 31, 2020, other than its current president, Mr. William Dumo Mejia there are no other employees at this time.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not quoted on any trading platform and therefore no data is available for the periods ended January 31, 2020 and 2019.

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

There is the likelihood that we may never be able to market our unique hand-crafted products beginning with the Caraboa belts and that the Company would need to successfully in its marketing efforts to complete its plan of operation and develop and implement the Company’s on-line retail website. If our Company is not capable of building a market for its proposed product, all funds that we spend on development will be lost.

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

Plan of Operations

Our cash balance was $478 as of January 31, 2020 and $871 as of January 31, 2019. We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from William Dumo Mejia, our President and Chief Executive Officer, Chairman of the Board of Directors, and majority holder of our common stock, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. Mr. Mejia, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to develop and begin to implement our business plan, we will need the funding from this offering. We have generated minimal revenues to date.

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

Over the 12-month period starting upon the effective date of this registration statement, our company must raise capital to introduce its planned product and start sales. We intend to market our product through its planned web-based internet store. We have three planned phases to our operations over the next twelve months. The business activities and related expenses in each phase will be affected by the proceeds from the sales of shares in this offering received by the Company as discussed below. The Company requires a minimum of $35,000 to implement its business plan. To date we have, registered our domain name; developed our logo; launched our website (www.mwfglobal.com); secured a supplier (Kings Apparel, Cebu City, Philippines); consumers are able to purchase products from our website and payments are processed via Shopify. We have not yet begun any marketing activities including through social media. We have launched our website and have begun a test period to ensure website is fully functional.

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

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended January 31, 2020 and January 31, 2019, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Management believes that the ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. If we cannot raise additional funds, we will have to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

Results of Operations

Fiscal Year Ended January 31, 2020 compared to the Fiscal Year Ended January 31, 2019

We earned minimal revenue of $242 for the year ended January 31, 2020 and $63 in revenue for the year ended January 31, 2019.

Expenses for the year ended January 31, 2020 totaled $23,485 consisting primarily of office and general expenses of $5,330; professional fees of $18,155. Expenses for the year ended January 31, 2019 totaled $35,691 consisting primarily of office and general expenses of $19,241; professional fees of $16,450. The decrease in expenses between fiscal 2019 to fiscal 2020 was primarily due to the decrease in filing fees.

Capital Resources and Liquidity

Our auditor’s report on our January 31, 2020 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “January 31, 2020 Audited Financial Statements – Auditors Report.”

As of January 31, 2020, we had $478 of cash compared to $871 of cash as of January 31, 2019. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $80,869. As at January 31, 2020, the Company has a working capital deficit of $64,669.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal years ended January 31, 2020 and January 31, 2019, begins on page F-1 of this Annual Report on Form 10-K.

MWF GLOBAL INC.

FINANCIAL STATEMENTS

January 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MWF Global Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MWF Global Inc. (“the Company”) as of January 31, 2020 and 2019, the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended January 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, UT

April 30, 2020

MWF GLOBAL INC.

BALANCE SHEETS

	January 31, 2020	January 31, 2019

CURRENT ASSETS
Cash	$478	$871

TOTAL CURRENT ASSETS	$478	$871

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$2,099	$797
Due to related party	63,048	41,500

TOTAL CURRENT LIABILITIES	65,147	42,297

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ DEFICIT	-	-
Common stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 75,825,000 of common stock (January 31, 2019 – 75,825,000)	75,825	75,825
Additional paid in capital	(59,625)	(59,625)
Accumulated deficit	(80,869)	(57,626)

TOTAL STOCKHOLDERS’ DEFICIT	(64,669)	(41,426)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$478	$871

The accompanying notes are an integral part of these financial statements.

MWF GLOBAL INC.

STATEMENTS OF OPERATIONS

	Year ended January 31, 2020	Year ended January 31, 2019

REVENUE	$242	$63

OPERATING EXPENSES
General and administrative	5,330	19,241
Professional fees	18,155	16,450

TOTAL OPERATING EXPENSES	(23,485)	(35,691)

NET LOSS	$(23,243)	$(35,628)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	75,825,000	265,545,000

The accompanying notes are an integral part of these financial statements.

MWF GLOBAL INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total

Balance, January 31, 2018	585,000,000	585,000	(578,500)	-	(21,998)	(15,498)

Shares cancelled – June 18, 2018	(531,000,000)	(531,000)	531,000	-	-	-

Common shares issued for cash - $0.00044- June 19, 2018	21,825,000	21,825	(12,125)	-	-	9,700

Net loss for the year ended January 31, 2019	-	-	-	-	(35,628)	(35,628)

Balance, January 31, 2019	75,825,000	75,825	(59,625)	-	(57,626)	(41,426)

Net loss for the year ended January 31, 2020	-	-	-		(23,243)	(23,243)

Balance, January 31, 2020	75,825,000	$75,825	$(59,625)	$-	$(80,869)	$(64,669)

The accompanying notes are an integral part of these financial statements.

MWF GLOBAL INC.

STATEMENTS OF CASH FLOWS

	Year ended January 31, 2020	Year ended January 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(23,243)	$(35,628)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid by related party	21,348	24,444
Changes in operating assets and liabilities
Accounts payable	1,302	369

NET CASH USED IN OPERATING ACTIVITIES	(593)	(10,815)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	200	200
Proceeds from subscription receivable	-	9,700

NET CASH PROVIDED BY FINANCING ACTIVITIES	200	9,900

NET CHANGE IN CASH	(393)	(915)

CASH, BEGINNING OF PERIOD	871	1,786

CASH, END OF PERIOD	$478	$871

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MWF GLOBAL INC.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2020 (Audited)

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

Going concern

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $80,869.  As at January 31, 2020, the Company has a working capital deficit of $64,669.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern from a period of one year from the issuance of these financial statements.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of January 31, 2020, the Company has issued 75,825,000 shares of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ deficit and cash flows of the Company.  These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

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

JANUARY 31, 2020 (Audited)

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at January 31, 2020 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – COMMON STOCK

The Company is authorized to issue 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. There were no issuances of common stock during the current period.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended January 31, 2020, the Company received cash advances from its CEO of $200. Additionally, the CEO paid expenses of $21,348 on behalf of the Company. The total amount owed to the CEO as of January 31, 2020 was $63,048 (January 31, 2019 - $41,500). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

MWF GLOBAL INC.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2020 (Audited)

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	January 31, 2020	January 31, 2019

Net loss before income taxes per financial statements	$(23,243)	$(35,628)
Income tax rate	21%	21%
Income tax recovery	(4,881)	(7,482)
Valuation allowance change	4,881	(7,482)

Provision for income taxes	$–	$-

The significant component of deferred income tax assets at January 31, 2020 and 2019, is as follows:

	January 31, 2020	January 31, 2019
Net operating loss carry-forward	$16,983	$12,102
Valuation allowance	(16,983)	$(12,102)

Net deferred income tax asset	$–	$-

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

As of January 31, 2020, and 2019, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended January 31, 2020 and 2019 and no interest or penalties have been accrued as of January 31, 2020 and 2019. As of January 31, 2020, and 2019, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2017 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 6 – SUBSEQUENT EVENTS

There were no significant subsequent events from the balance sheet date to the date the financial statements were issued.

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

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of January 31, 2020 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of January 31, 2020, management determined material weaknesses existed with our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of January 31, 2020.

Material Weakness Discussion and Remediation

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's previous reported financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures could result in the Company’s review of its financial statements in the future of being in-effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
William Dumo Mejia	36	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Chairman of the Board of Directors

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the years ending January 31, 2020 and January 31, 2019.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
William Dumo Mejia President, Chief Executive Officer, Secretary, Treasurer	2020	-	-	-	-	-	0

William Dumo Mejia President, Chief Executive Officer, Secretary, Treasurer	2019	-	-	-	-	-	0

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2020 and 2019. None of our executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the fiscal year ended January 31, 2020 and January 31, 2019 for MWF Global Inc.

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

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from February 1, 2019 and January 31, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of January 31, 2020.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of January 31, 2020 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class
William Dumo Mejia	54,000,000	71.217%
President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Chairman of the Board of Directors; Baccuit Sur, Bauang, La Union Philippines

All officers and directors as a group	54,000,000	71.217%

________

(1)	Based on 75,825,000 shares of common stock issued and outstanding as of January 31, 2020.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

During the year ended January 31, 2020, the Company received cash advances from its CEO of $200. Additionally, the CEO paid expenses of $21,348 on behalf of the Company. Total amount owed to the CEO as of January 31, 2020 is $63,048 (January 31, 2019 - $41,500). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the fiscal year ended January 31, 2020, audit fees were $12,500. For the fiscal year ended January 31, 2019, audit fees were $9,700.

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2020 and 2019 were pre-approved by our Board.

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

MWF Global Inc.

Dated: April 30, 2020	By:	/s/ William Dumo Mejia
William Dumo Mejia President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ William Dumo Mejia	April 30, 2020
William Dumo Mejia President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [1]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

_________

[1]	Incorporated by reference from the Company’s S-1 filed with the Commission on July 24, 2017.

* Included in Exhibit 31.1

** Included in Exhibit 32.1

