Form 10-Q
period 2020-04-30
MWF GLOBAL INC.
filed 2020-06-15
CIK 1696025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 15, 2020, there were 75,825,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

MWF GLOBAL INC.

FINANCIAL STATEMENTS

April 30, 2020

MWF GLOBAL INC.

CONDENSED BALANCE SHEETS

	April 30, 2020	January 31, 2020
	(Unaudited)

CURRENT ASSETS
Cash	$395	$478

TOTAL CURRENT ASSETS	$395	$478

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$3,066	$2,099
Due to related party	70,728	63,048

TOTAL CURRENT LIABILITIES	73,794	65,147

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ DEFICIT
Common stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 75,825,000 of common stock (January 31, 2020 – 75,825,000)	75,825	75,825
Additional paid in capital	(59,625)	(59,625)
Accumulated deficit	(89,599)	(80,869)

TOTAL STOCKHOLDERS’ DEFICIT	(73,399)	(64,669)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$395	$478

The accompanying notes are an integral part of these condensed financial statements.

MWF GLOBAL INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three months ended April 30, 2020	Three months ended April 30, 2019

REVENUE	$63	$-

OPERATING EXPENSES
General and administrative	1,293	1,164
Professional fees	7,500	8,195

TOTAL OPERATING EXPENSES	(8,793)	(9,359)

NET LOSS	$(8,730)	$(9,359)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	75,825,000	75,825,000

The accompanying notes are an integral part of these condensed financial statements.

MWF GLOBAL INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD ENDED APRIL 30, 2020

(Unaudited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, January 31, 2020	75,825,000	$75,825	$(59,625)	$(80,869)	$(64,669)

Net loss for the period ended April 30, 2020	-	-	-	(8,730)	(8,730)

Balance, April 30, 2020	75,825,000	$75,825	$(59,625)	$(89,599)	$(73,399)

FOR THE PERIOD ENDED APRIL 30, 2019

(Unaudited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, January 31, 2019	75,825,000	$75,825	$(59,625)	$(57,626)	$(41,426)

Net loss for the period ended April 30, 2019	-	-	-	(9,359)	(9,359)

Balance, April 30, 2019	75,825,000	$75,825	$(59,625)	$(66,985)	$(50,785)

The accompanying notes are an integral part of these condensed financial statements.

MWF GLOBAL INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended April 30, 2020	Three months ended April 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(8,730)	$(9,359)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid by related party	7,680	7,445
Changes in operating assets and liabilities
Accounts payable	967	1,401

NET CASH USED IN OPERATING ACTIVITIES	(83)	(513)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	-
Proceeds from subscription receivable	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	(83)	(513)

CASH, BEGINNING OF PERIOD	478	871

CASH, END OF PERIOD	$395	$358

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

MWF GLOBAL INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
APRIL 30, 2020 (unaudited)

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

Going concern

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $89,599. As at January 31, 2020, the Company has a working capital deficit of $73,399. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern from a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of January 31, 2020, the Company has issued 75,825,000 shares of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended January 31, 2020 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2020 are not necessarily indicative of the results that may be expected for the year ending January 31, 2021.

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
APRIL 30, 2020 (unaudited)

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three-month period ended April 30, 2020, the CEO paid expenses of $7,680 on behalf of the Company. The total amount owed to the CEO as of April 30, 2020 was $70,728 (January 31, 2020 - $63,048). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – SUBSEQUENT EVENTS

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

Results of Operations

For the three-month periods ended April 30, 2020 we had $63 in revenues and as April 30, 2019 we had $nil in revenues. Expenses for the three-month period ended April 30, 2020 totaled $8,793 resulting in a net loss of $8,730. The net loss for the three-month period ended April 30, 2020 is the result of expenses of $8,793, comprised of professional fees of $7,500; filing fees of $500; transfer agent expenses of $467; and bank service charges of $326. Expenses for the three-month period ended April 30, 2019 totaled $9,359 resulting in a net loss of $9,359. The net loss for the three-month period ended April 30, 2019 is the result of expenses of $9,359, comprised of professional fees of $8,195; filing fees of $500; transfer agent expenses of $297; telephone expenses of $250 and bank service charges of $117. The decrease in expenses between April 30, 2020 and April 30, 2019 is primarily due to the decrease in professional fees.

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

As of April 30, 2020 we had $395 in cash, and $70,728 due to a related party. Total liabilities as of April 30, 2020, were $73,794 compared to $65,147 in total liabilities at January 31, 2020. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of April 30, 2020, the Company owed $70,728 (January 31, 2020; $63,048) to its Chief Executive Officer. During the three-month period ended April 30, 2020, the CEO paid expenses of $7,680 on behalf of the Company. All amounts due to the related party are unsecured, non-interest bearing and have not set terms of repayment.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of April 30, 2020, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

MWF GLOBAL INC.
(Registrant)

Date: June 15, 2020	By:	/s/ Wiliam Dumo Mejia
William Dumo Mejia
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

