Form 10-Q
period 2020-07-31
MWF GLOBAL INC.
filed 2020-09-09
CIK 1696025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

As of September 9, 2020, there were 75,825,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

MWF GLOBAL INC.

FINANCIAL STATEMENTS

July 31, 2020

MWF GLOBAL INC.

CONDENSED BALANCE SHEETS

	July 31, 2020	January 31, 2020
	(Unaudited)

CURRENT ASSETS
Cash	$278	$478

TOTAL CURRENT ASSETS	$278	$478

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,595	$2,099
Due to related party	75,898	63,048

TOTAL CURRENT LIABILITIES	77,493	65,147

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ DEFICIT
Common stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
75,825,000 of common stock (January 31, 2020 – 75,825,000)	75,825	75,825
Additional paid in capital	(59,625)	(59,625)
Accumulated deficit	(93,415)	(80,869)

TOTAL STOCKHOLDERS’ DEFICIT	(77,215)	(64,669)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$278	$478

The accompanying notes are an integral part of these condensed financial statements.

MWF GLOBAL INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended July 31, 2020	Three months ended July 31, 2019	Six months ended July 31, 2020	Six months ended July 31, 2019

REVENUE	$-	$125	$63	$125

OPERATING EXPENSES
General and administrative	316	914	1,609	2,078
Professional fees	3,500	3,260	11,000	11,455

TOTAL OPERATING EXPENSES	(3,816)	(4,174)	(12,609)	(13,533)

NET LOSS	$(3,816)	$(4,049)	$(12,546)	$(13,408)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	75,825,000	75,825,000	75,825,000	75,825,000

The accompanying notes are an integral part of these condensed financial statements.

MWF GLOBAL INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD ENDED JULY 31, 2020

(Unaudited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, January 31, 2020	75,825,000	$75,825	$(59,625)	$(80,869)	$(64,669)

Net loss for the period ended April 30, 2020	-	-	-	(8,730)	(8,730)

Balance, April 30, 2020	75,825,000	$75,825	$(59,625)	$(89,599)	$(73,399)

Net loss for the period ended July 31, 2020	-	-	-	(3,816)	(3,816)

Balance, July 31, 2020	75,825,000	$75,825	$(59,625)	$(93,415)	$(77,215)

FOR THE PERIOD ENDED JULY 31, 2019

(Unaudited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, January 31, 2019	75,825,000	$75,825	$(59,625)	$(57,626)	$(41,426)

Net loss for the period ended April 30, 2019	-	-	-	(9,359)	(9,359)

Balance, April 30, 2019	75,825,000	$75,825	$(59,625)	$(66,985)	$(50,785)

Net loss for the period ended July 31, 2019	-	-	-	(4,049)	(4,049)

Balance, July 31, 2019	75,825,000	$75,825	$(59,625)	$(71,034)	$(54,834)

The accompanying notes are an integral part of these condensed financial statements.

MWF GLOBAL INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended July 31, 2020	Six months ended July 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(12,546)	$(13,408)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid by related party	12,850	11,506
Changes in operating assets and liabilities
Accounts payable	(504)	1,398

NET CASH USED IN OPERATING ACTIVITIES	(200)	(504)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	200
Proceeds from subscription receivable	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	200

NET CHANGE IN CASH	(200)	(304)

CASH, BEGINNING OF PERIOD	478	871

CASH, END OF PERIOD	$278	$567

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

MWF GLOBAL INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 31, 2020 (unaudited)

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

Going concern

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $93,415. As at July 31, 2020, the Company has a working capital deficit of $77,215.The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern from a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of July 31, 2020, the Company has issued 75,825,000 shares of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended January 31, 2020 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended July 31, 2020 are not necessarily indicative of the results that may be expected for the year ending January 31, 2021.

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
JULY 31, 2020 (unaudited)

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at July 31, 2020 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six-month period ended July 31, 2020, the CEO paid expenses of $12,850 on behalf of the Company. The total amount owed to the CEO as of July 31, 2020 was $75,898 (January 31, 2020 - $63,048). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

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

Results of Operations

For the three-month periods ended July 31, 2020 and July 31, 2019 we had revenues from product sales of $nil and $125 respectively. Expenses for the three-month period ended July 31, 2020 totaled $3,816 resulting in a net loss of $3,816. The net loss for the three-month period ended July 31, 2020 is the result of expenses of $3,816, comprised of professional fees of $3,500; transfer agent expenses of $198; and bank service charges of $117. Expenses for the three-month period ended July 31, 2019 totaled $4,174 resulting in a net loss of $4,049. The net loss for the three-month period ended July 31, 2019 is the result of expense of $4,174, comprised of professional fees of $3,260; filing fees of $500; transfer agent expenses of $297; and bank service charges of $117; less revenues of $125. The decrease in expenses between July 31, 2020 and July 31, 2019 is primarily due to the decrease in professional fees and filing fees.

For the six-month periods ended July 31, 2020 and July 31, 2019 we had revenues from product sales of $63 and $125 respectively. Expenses for the six-month period ended July 31, 2020 totaled $12,609 resulting in a net loss of $12,546. The net loss for the six-month period ended July 31, 2020 is the result of expenses of $12,609, comprised of professional fees of $11,000; filing fees of $500; transfer agent expenses of $665;and bank service charges of $443; less revenues of $63. Expenses for the six-month period ended July 31, 2019 totaled $13,533 resulting in a net loss of $13,408. The net loss for the six-month period ended July 31, 2019 is the result of expense of $13,533, comprised of professional fees of $11,455; filing fees of $1,000; transfer agent expenses of $594; telephone expenses of $250; and bank service charges of $234; less revenues of $125. The decrease in expenses between July 31, 2020 and July 31, 2019 is primarily due to the decrease in professional fees and filing fees.

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

As of July 31, 2020 we had $278 in cash, and $75,898 due to a related party. Total liabilities as of July 31, 2020, were $77,493 compared to $65,147 in total liabilities at January 31, 2020. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of July 31, 2020, the Company owed $75,898 (January 31, 2020; $63,048) to its Chief Executive Officer. During the six-month period ended July 31, 2020, the CEO paid expenses of $12,850 on behalf of the Company. All amounts due to the related party are unsecured, non-interest bearing and have not set terms of repayment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

MWF GLOBAL INC.
(Registrant)

Date: September 9, 2020	By:	/s/ Wiliam Dumo Mejia
William Dumo Mejia
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

