Form 10-K
period 2021-01-31
MWF GLOBAL INC.
filed 2021-04-30
CIK 1696025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended January 31, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ______ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- or any amendment to this Form 10-K. ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2021, the Company has 75,825,000 shares of common stock issued and outstanding.

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

During the next 12 months (If COVID-19 restrictions allow), MWF GLOBAL INC. intends to continue its ongoing research to find and secure suppliers of unique handcrafted natural products with a focus on products from Southeast Asia. The first product we intend to offer is Carabao Horn Belts (made from water buffalo horns) from the Philippines. The Company has identified a supplier, (Kings Apparel, located in Cebu City, Philippines), for Carabao belts. We secured our domain name (mwfglobal.com); completed development of a unique logo and on-line presence for our proposed product. We will also source a third-party firm to ship out our product until fully operational the Company will ship the product; and have launched our website “www.mwfglobal.com” and customers can process payments through our website via Shopify. The Company has access to product directly from the supplier and can supply product directly from the supplier during the web-site testing period prior to the Company stocking inventory. We expect to begin to market our proposed product via the internet and social media. We have not yet commenced any marketing activities including social media marketing. COVID-19 restrictions in the Philippines have created disruptions in supply. We expect by end of year to have supply chain returned.

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

Employees

As of January 31, 2021, other than its current president, Mr. William Dumo Mejia there are no other employees at this time.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not quoted on any trading platform and therefore no data is available for the periods ended January 31, 2021 and 2020.

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

During the next 12 months, MWF GLOBAL INC. intends to continue its ongoing research to find and secure suppliers of unique handcrafted natural products with a focus on products from Southeast Asia. The first product we intend to offer is Carabao Horn Belts (made from water buffalo horns) from the Philippines. The Company has identified a supplier, (Kings Apparel, located in Cebu City, Philippines), for Carabao belts. We secured our domain name (mwfglobal.com); completed development of a unique logo and on-line presence for our proposed product. We will also source a third-party firm to ship out our product until fully operational the Company will ship the product; and have launched our website “www.mwfglobal.com” and customers can process payments through our website via Shopify. The Company has access to product directly from the supplier and can supply product directly from the supplier during the web-site testing period prior to the Company stocking inventory. We expect to begin to market our proposed product via the internet and social media. We have not yet commenced any marketing activities including social media marketing. COVID-19 has interrupted our supply chain in the Philippines. We expect our supply chain to return by the last quarter of 2021.

There is the likelihood that we may never be able to successfully market our products that the Company would need to successfully complete and implement its plan of operation. If our company is not capable of building a market for its product, all funds that we spend on development will be lost.

We have earned minimal revenues to date.

Plan of Operations

Our cash balance was $44 as of January 31, 2021 and $478 as of January 31, 2020. We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from William Dumo Mejia, our President and Chief Executive Officer, Chairman of the Board of Directors, and majority holder of our common stock, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. Mr. Mejia, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to develop and begin to implement our business plan, we will need the funding from this offering. We have generated minimal revenues to date.

Because we have only generated minimal revenues and no significant revenues are anticipated until we begin fully launch our marketing program to sell our proposed handcrafted products, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. There is no assurance we will ever reach that stage.

During the next 18 months, MWF GLOBAL INC. intends to continue its ongoing research to find and secure suppliers of unique handcrafted natural products with a focus on products from Southeast Asia. The first product we intend to offer is Carabao Horn Belts (made from water buffalo horns) from the Philippines. The Company has identified a supplier, (Kings Apparel, located in Cebu City, Philippines), for Carabao belts but has not secured a contract with the manufacturer. We secured our domain name (mwfglobal.com); completed development of a unique logo and on-line presence for our proposed product. We will also source a third-party firm to ship out our product until fully operational the Company will ship the product; and have launched our website “www.mwfglobal.com” and customers can process payments through our website via Shopify. The Company has access to product directly from the supplier and can supply product directly from the supplier during the web-site testing period prior to the Company stocking inventory. We expect to begin to market our proposed product via the internet and social media by the last quarter of 2021. We have not yet commenced any marketing activities including social media marketing.

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

Going Concern

Our auditor has indicated in their report on our financial statements for the fiscal years ended January 31, 2021 and January 31, 2020, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Management believes that the ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. If we cannot raise additional funds, we will have to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

Results of Operations

Fiscal Year Ended January 31, 2021 compared to the Fiscal Year Ended January 31, 2020

We earned $62 in revenues for the year ended January 31, 2021 and $242 in revenues for the year ended January 31, 2020.

Expenses for the year ended January 31, 2021 totaled $32,312, consisting primarily of general and administrative expenses of $14,192 and professional fees of $18,120. Expenses for the year ended January 31, 2020 totaled $23,485, consisting primarily of general and administrative expenses of $5,330 and professional fees of $18,155. The increase in expenses between fiscal 2021 and fiscal 2020 was primarily due to the increase in general and administrative expenses.

Capital Resources and Liquidity

Our auditor’s report on our January 31, 2021 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “January 31, 2021 Audited Financial Statements – Auditors Report.”

As of January 31, 2021, we had $44 of cash compared to $478 of cash as of January 31, 2020. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $113,119. As at January 31, 2021, the Company had a working capital deficit of $96,919.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal years ended January 31, 2021 and January 31, 2020, begins on page F-1 of this Annual Report on Form 10-K.

MWF GLOBAL INC.

FINANCIAL STATEMENTS

January 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MWF Global Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MWF Global Inc. (“the Company”) as of January 31, 2021 and 2020, the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended January 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As described further in Note 1 to the financial statements, the Company has incurred losses each year from inception through January 31, 2021 and expects to incur additional losses in the future. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, the Company has determined that these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management intends to continue to fund its business by way of private placements and advances from related parties as may be required, in order satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date. However, the Company has not concluded that these plans alleviate the substantial doubt related to its ability to continue as a going concern.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination. Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

•	We inquired of Company management and reviewed company records to assess whether there are additional factors that contribute to the uncertainties disclosed.
•	We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern was adequately disclosed.
•	We performed testing procedures such as analytical procedures to identify conditions and events that indicate there could be substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time.
•	We reviewed and evaluated management's plans for dealing with adverse effect of these conditions and events.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Draper, UT

April 30, 2021

MWF GLOBAL INC.

BALANCE SHEETS

	January 31, 2020	January 31, 2020

CURRENT ASSETS
Cash	$44	$478

TOTAL CURRENT ASSETS	$44	$478

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,334	$2,099
Due to related party	95,629	63,048

TOTAL CURRENT LIABILITIES	96,963	65,147

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Common stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 75,825,000 of common stock (January 31, 2020 – 75,825,000)	75,825	75,825
Additional paid in capital	(59,625)	(59,625)
Accumulated deficit	(113,119)	(80,869)

TOTAL STOCKHOLDERS’ DEFICIT	(96,919)	(64,669)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$44	$478

The accompanying notes are an integral part of these financial statements.

MWF GLOBAL INC.

STATEMENTS OF OPERATIONS

	Year ended January 31, 2021	Year ended January 31, 2020

REVENUE	$62	$242

OPERATING EXPENSES
General and administrative	14,192	5,330
Professional fees	18,120	18,155

TOTAL OPERATING EXPENSES	(32,312)	(23,485)

NET LOSS	$(32,250)	$(23,243)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	75,825,000	75,825,000

The accompanying notes are an integral part of these financial statements.

MWF GLOBAL INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, January 31, 2019	75,825,000	75,825	(59,625)	(57,626)	(41,426)

Net loss for the year ended January 31, 2020	-	-	-	(23,243)	(23,243)

Balance, January 31, 2020	75,825,000	75,825	(59,625)	(80,869)	(64,669)

Net loss for the year ending January 31, 2021	-	-	-	(32,250)	(32,250)

Balance, January 31, 2021	75,825,000	$75,825	$(59,625)	$(113,119)	$(96,919)

The accompanying notes are an integral part of these financial statements.

MWF GLOBAL INC.

STATEMENTS OF CASH FLOWS

	Year ended January 31, 2021	Year ended January 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(32,250)	$(23,243)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid by related party	32,581	21,348
Changes in operating assets and liabilities
Accounts payable	(765)	1,302

NET CASH USED IN OPERATING ACTIVITIES	(434)	(593)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	200
Proceeds from subscription receivable	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	200

NET CHANGE IN CASH	(434)	(393)

CASH, BEGINNING OF PERIOD	478	871

CASH, END OF PERIOD	$44	$478

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MWF GLOBAL INC. NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2021 (Audited)

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

The recent outbreak of the coronavirus COVID-19 has spread across the globe and is impacting worldwide economic activity. Conditions surrounding the coronavirus continue to rapidly evolve and government authorities have implemented emergency measures to mitigate the spread of the virus. The outbreak and the related mitigation measures have had and will continue to have a material adverse impact on global economic conditions as well as on the Company's business activities. The extent to which COVID-19 may impact the Company's business activities will depend on future developments, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. These events are highly uncertain and, as such, the Company cannot determine their financial impact at this time. No adjustments have been made to the amounts reported in these consolidated financial statements as a result of this matter.

Going concern

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $113,119. As at January 31, 2021, the Company has a working capital deficit of $96,919. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern from a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of January 31, 2021, the Company has issued 75,825,000 shares of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

MWF GLOBAL INC. NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2021 (Audited)

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at January 31, 2021 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

NOTE 3 – COMMON STOCK

The Company is authorized to issue 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. There were no issuances of common stock during the current period.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended January 31, 2021, the CEO paid expenses of $32,581 on behalf of the Company. The total amount owed to the CEO as of January 31, 2021 was $95,629 (January 31, 2020 - $63,048). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	January 31, 2021	January 31, 2020

Net loss before income taxes per financial statements	$(32,250)	$(23,243)
Income tax rate	21%	21%
Income tax recovery	(6,772)	(4,881)
Valuation allowance change	6,772	4,881

Provision for income taxes	$–	$-

MWF GLOBAL INC. NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2021 (Audited)

NOTE 5 – INCOME TAXES (continued)

The significant component of deferred income tax assets at January 31, 2021 and 2020, is as follows:

	January 31, 2021	January 31, 2020
Net operating loss carry-forward	$23,755	$16,983
Valuation allowance	(23,755)	$(16,983)

Net deferred income tax asset	$–	$-

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

As of January 31, 2021, and 2020, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended January 31, 2021 and 2020 and no interest or penalties have been accrued as of January 31, 2021 and 2020. As of January 31, 2021, and 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of January 31, 2021 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of January 31, 2021, management determined material weaknesses existed with our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of January 31, 2021.

Material Weakness Discussion and Remediation

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an eeffect on the Company's previous reported financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures could result in the Company’s review of its financial statements in the future of being in-effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
William Dumo Mejia	37	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Chairman of the Board of Directors

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the years ending January 31, 2021 and January 31, 2020.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
William Dumo Mejia President, Chief Executive Officer, Secretary, Treasurer	2021	-	-	-	-	-	0
William Dumo Mejia President, Chief Executive Officer, Secretary, Treasurer	2020	-	-	-	-	-	0

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2021 and 2020. None of our executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the fiscal year ended January 31, 2021 and January 31, 2020 for MWF Global Inc.

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

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from January 31, 2021, and January 31, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of January 31, 20201

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of January 31, 2021 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

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

(1) Based on 75,825,000 shares of common stock issued and outstanding as of January 31, 2021.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

During the year ended January 31, 2021, the CEO paid expenses of $32,581 on behalf of the Company. The total amount owed to the CEO as of January 31, 2021 was $95,629 (January 31, 2020 - $63,048). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the fiscal year ended January 31, 2021, audit fees were $13,000. For the fiscal year ended January 31, 2020, audit fees were $12,500.

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2021 and 2020 were pre-approved by our Board.

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

MWF Global Inc.

Dated: April 30, 2021	By:	/s/ William Dumo Mejia
William Dumo Mejia President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ William Dumo Mejia	April 30, 2021
William Dumo Mejia President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

[1]	Incorporated by reference from the Company’s S-1 filed with the Commission on July 24, 2017.

[2]	Incorporated by reference from the Company’s S-1 filed with the Commission on July 24, 2017

* Included in Exhibit 31.1

** Included in Exhibit 32.1

