Form 10-Q
period 2021-04-30
MWF GLOBAL INC.
filed 2021-06-14
CIK 1696025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes     ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 14, 2021, there were 75,825,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

MWF GLOBAL INC.

FINANCIAL STATEMENTS

April 30, 2021

MWF GLOBAL INC.

CONDENSED BALANCE SHEETS

	April 30, 2021	January 31, 2021
	(Unaudited)

CURRENT ASSETS
Cash	$152	$44

TOTAL CURRENT ASSETS	$152	$44

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$99	$1,334
Due to related party	106,035	95,629

TOTAL CURRENT LIABILITIES	106,134	96,963

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ DEFICIT	-	-
Common stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
75,825,000 of common stock (January 31, 2021 – 75,825,000)	75,825	75,825
Additional paid in capital	(59,625)	(59,625)
Accumulated deficit	(122,182)	(113,119)

TOTAL STOCKHOLDERS’ DEFICIT	(105,982)	(96,919)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$152	$44

The accompanying notes are an integral part of these condensed financial statements.

MWF GLOBAL INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three months ended April 30, 2021	Three months ended April 30, 2020

REVENUE	$-	$63

OPERATING EXPENSES
General and administrative	563	1,293
Professional fees	8,500	7,500

TOTAL OPERATING EXPENSES	(9,063)	(8,793)

NET LOSS	$(9,063)	$(8,730)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	75,825,000	75,825,000

The accompanying notes are an integral part of these condensed financial statements.

MWF GLOBAL INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD ENDED APRIL 30, 2021

(Unaudited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, January 31, 2021	75,825,000	$75,825	$(59,625)	$(113,119)	$(96,919)

Net loss for the period ended April 30, 2021	-	-	-	(9,063)	(9,063)

Balance, April 30, 2021	75,825,000	$75,825	$(59,625)	$(122,182)	$(105,982)

FOR THE PERIOD ENDED APRIL 30, 2020

(Unaudited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, January 31, 2020	75,825,000	$75,825	$(59,625)	$(80,869)	$(64,669)

Net loss for the period ended April 30, 2020	-	-	-	(8,730)	(8,730)

Balance, April 30, 2020	75,825,000	$75,825	$(59,625)	$(89,599)	$(73,399)

The accompanying notes are an integral part of these condensed financial statements.

MWF GLOBAL INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended April 30, 2021	Three months ended April 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(9,063)	$(8,730)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid by related party	10,106	7,680
Changes in operating assets and liabilities
Accounts payable	(1,235)	967

NET CASH USED IN OPERATING ACTIVITIES	(192)	(83)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	300	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	300	-

NET CHANGE IN CASH	108	(83)

CASH, BEGINNING OF PERIOD	44	478

CASH, END OF PERIOD	$152	$395

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

MWF GLOBAL INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2021 (unaudited)

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

Going concern

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $122,182.  As at April 30, 2021, the Company has a working capital deficit of $105,982.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern from a period of one year from the issuance of these financial statements.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of April 30, 2021 the Company has issued 75,825,000 shares of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended January 31, 2021 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2021 are not necessarily indicative of the results that may be expected for the year ending January 31, 2022.

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

MWF GLOBAL INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2021 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive instruments in the Company.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at April 30, 2021 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

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

MWF GLOBAL INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

APRIL 30, 2021 (unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three month period ended April 30, 2021, the CEO advanced the Company $300 and paid expenses of $10,106 on behalf of the Company. The total amount owed to the CEO as of April 30, 2021 was $106,035 (January 31, 2021 - $95,629). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – SUBSEQUENT EVENTS

Effective June 3, 2021, RMR Management LLC, 5600 Saint Annes Way, Boca Raton FL, entered into a Share Purchase Agreement with Willian D. Mejia. RMR Management LLC purchased 54,000,000 shares of common Stock from Mr. Mejia for a total purchase price of $150,000. Mr. Michael Rosen of RMR Management has sole voting and dispositive power over the shares purchase from his personal funds. This is a change in control of the Company with RMR Management LLC now controlling 71.2% of the issued common stock.  Mr. Mejia is still the CEO of the Company.

On June 7, 2021, the Company (“Buyer”) entered into a Stock Purchase Agreement with KindCard, Inc., a Massachusetts corporation (“KindCard”) and Croesus Holdings Corp, a Massachusetts corporation (jointly hereinafter, “Seller”).

Subject to the terms and conditions set forth in the agreement, at the Closing, Seller shall sell to Buyer, and Buyer shall purchase from Seller, the Seller Equity, free and clear of all Encumbrances, all of the intellectual property and operational assets in the Tendercard division of Croesus Holdings Corp, a Massachusetts corporation.

The aggregate purchase price for the Purchased Assets shall be $8,000,000, (the “Purchase Price”). The Purchase Price shall be paid by the issuance of eight million (8,000,000) shares of common stock of Buyer (the “Buyer Stock Issuance”). The Buyer Stock Issuance in connection with the Purchase Price shall be valued at $1.00 per share of common stock.

The description of the transaction contemplated by this agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the documents filed as exhibits hereto and incorporated herein by reference. As of the filing of the 10-Q the Stock Purchase Agreement has not closed. Closing of the transaction is expected within the next 7 days.

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

Results of Operations

For the three-month period ended April 30, 2021 we had $nil in revenues and for three-month period ended April 30, 2020 we had $63 in revenues. Expenses for the three-month period ended April 30, 2021 totaled $9,063 resulting in a net loss of $9,063. This net loss was comprised of professional fees of $8,500; transfer agent expenses of $297; website expenses of $74; and bank services charges of $192. Expenses for the three-month period ended April 30, 2020 totaled $8,793 resulting in a net loss of $8,730. The net loss for the three-month period ended April 30, 2020 is the result of expenses of $8,793, comprised of professional fees of $7,500; filing fees of $500; transfer agent expenses of $467; and bank service charges of $326. The increase in expenses between April 30, 2021 and April 30, 2020 is primarily due to the increase in professional fees.

Liquidity and Capital Resources

We have generated minimal revenues to date and anticipate until we generate a more rapid growth in revenues, we will require additional financings in order to fully implement our plan of operations. With the exception of cash advances from our sole Officer and Director, and cash received in our initial offering, we have not had any additional funding. We must raise cash to implement our strategy and stay in business. Our new related party control entity, RMR Management LLC has verbally committed to continue to fund our operations. However, this is not in writing and maybe rescinded at any time.

As of April 30, 2021 we had $152 in cash, and $106,035 due to a related party. Total liabilities as of April 30, 2021, were $106,134 compared to $96,963 in total liabilities at January 31, 2021. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of April 30, 2021, the Company owed $106,035 (January 31, 2021; $95,629) to its Chief Executive Officer. During the three-month period ended April 30, 2021, the CEO advanced the Company $300 and paid expenses of $10,106 on behalf of the Company. All amounts due to the related party are unsecured, non-interest bearing and have not set terms of repayment.

During the next 12 months (If COVID-19 restrictions allow), MWF GLOBAL INC. intends to continue its ongoing research to find and secure suppliers of unique handcrafted natural products with a focus on products from Southeast Asia. The first product we intend to offer is Carabao Horn Belts (made from water buffalo horns) from the Philippines. The Company has identified a supplier, (Kings Apparel, located in Cebu City, Philippines), for Carabao belts. We secured our domain name (mwfglobal.com) and completed development of a unique logo and on-line presence for our proposed product. We will also source a third-party firm to ship out our product. Until our arrangement with the third-party firm is finalized, the Company will ship the product. Additionally, we have launched our website “www.mwfglobal.com” and customers can process payments through our website via Shopify.We expect to begin to market our proposed product via the internet and social media. We have not yet commenced any marketing activities including social media marketing. COVID-19 restrictions in the Philippines have created disruptions in supply. We expect by end of the year to have supply chain returned.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, of the Company’s  10-K Item 9A(T). As of April 30, 2021, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Changes in Control of Registrant

Effective June 3, 2021, RMR Management LLC, 5600 Saint Annes Way, Boca Raton FL, entered into a Share Purchase Agreement with Willian D. Mejia. RMR Management LLC purchased 54,000,000 shares of common Stock from Mr. Mejia for a total purchase price of $150,000. Mr. Michael Rosen of RMR Management has sole voting and dispositive power over the shares purchase from his personal funds.

Entry into a Material Definitive Agreement

On June 7, 2021, the Company (“Buyer”) entered into a Stock Purchase Agreement with T KindCard, Inc., a Massachusetts corporation (“KindCard”), Croesus Holdings Corp, a Massachusetts corporation (jointly hereinafter, “Seller”).

Subject to the terms and conditions set forth in the agreement, at the Closing, Seller shall sell to Buyer, and Buyer shall purchase from Seller, the Seller Equity, free and clear of all Encumbrances, all of the intellectual property and operational assets in the Tendercard division of Croesus Holdings Corp, a Massachusetts corporation.

The aggregate purchase price for the Purchased Assets shall be $8,000,000, (the “Purchase Price”). The Purchase Price shall be paid by the issuance of eight million (8,000,000) shares of common stock of Buyer (the “Buyer Stock Issuance”). The Buyer Stock Issuance in connection with the Purchase Price shall be valued at $1.00 per share of common stock.

The description of the transaction contemplated by this agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the documents filed as exhibits hereto and incorporated herein by reference. As of the filing of thie 10-Q the Stock Purchase Agreement has not closed. Closing of the transaction is expected within the next 7 days.

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MWF GLOBAL INC.
(Registrant)

Date: June 14, 2021	By:	/s/ William Dumo Mejia
William Dumo Mejia
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

