Form 10-Q
period 2021-07-31
MWF GLOBAL INC.
filed 2021-09-17
CIK 1696025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

Commission File Number 000-56003

MWF GLOBAL INC.
(Exact name of registrant as specified in its charter)

Nevada	81-4520116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Yamato Road, #100, Boca Raton, Florida, 33496

(Address of principal executive offices) (Zip Code)

(888) 888-0708

(Registrant’s telephone number, including area code)

Baccuit Sur, Bauang, La Union, Philippines, 02501

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ yes     ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 17, 2021, there were 83,825,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

MWF GLOBAL INC.

FINANCIAL STATEMENTS

July 31, 2021

MWF GLOBAL INC.

CONDENSED BALANCE SHEETS

	July 31, 2021	January 31, 2021
	(Unaudited)

CURRENT ASSETS
Cash	$84	$44

TOTAL CURRENT ASSETS	$84	$44

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$396	$1,334
Due to related parties	119,662	95,629

TOTAL CURRENT LIABILITIES	120,058	96,963

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Common stock	-	-
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 75,825,000 of common stock (January 31, 2021 – 75,825,000)	75,825	75,825
Additional paid-in capital	(59,625)	(59,625)
Accumulated deficit	(136,174)	(113,119)

TOTAL STOCKHOLDERS’ DEFICIT	(119,974)	(96,919)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$84	$44

The accompanying notes are an integral part of these condensed financial statements.

MWF GLOBAL INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended July 31, 2021	Three months ended July 31, 2020	Six months ended July 31, 2021	Six months ended July 31, 2020

REVENUE	$-	$-	$-	$63

OPERATING EXPENSES
General and administrative	9,992	316	10,555	1,609
Professional fees	4,000	3,500	12,500	11,000

TOTAL OPERATING EXPENSES	(13,992)	(3,816)	(23,055)	(12,609)

NET LOSS	$(13,992)	$(3,816)	$(23,055)	$(12,546)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	75,825,000	75,825,000	75,825,000	75,825,000

The accompanying notes are an integral part of these condensed financial statements.

MWF GLOBAL INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD ENDED JULY 31, 2021

(Unaudited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, January 31, 2021	75,825,000	$75,825	$(59,625)	$(113,119)	$(96,919)

Net loss for the period ended April 30, 2021	-	-	-	(9,063)	(9,063)

Balance, April 30, 2021	75,825,000	$75,825	$(59,625)	$(122,182)	$(105,982)

Net loss for the period ended July 31, 2021	-	-	-	(13,992)	(13,992)

Balance, July 31, 2021	75,825,000	$75,825	$(59,625)	$(136,174)	$(119,974)

FOR THE PERIOD ENDED JULY 31, 2020

(Unaudited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, January 31, 2020	75,825,000	$75,825	$(59,625)	$(80,869)	$(64,669)

Net loss for the period ended April 30, 2020	-	-	-	(8,730)	(8,730)

Balance, April 30, 2020	75,825,000	$75,825	$(59,625)	$(89,599)	$(73,399)

Net loss for the period ended July 31, 2020	-	-	-	(3,816)	(3,816)

Balance, July 31, 2020	75,825,000	$75,825	$(59,625)	$(93,415)	$(77,215)

The accompanying notes are an integral part of these condensed financial statements.

MWF GLOBAL INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended July 31, 2021	Six months ended July 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(23,055)	$(12,546)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid by related parties	23,733	12,850
Changes in operating assets and liabilities
Accounts payable	(938)	(504)

NET CASH USED IN OPERATING ACTIVITIES	(260)	(200)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	300	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	300	-

NET CHANGE IN CASH	40	(200)

CASH, BEGINNING OF PERIOD	44	478

CASH, END OF PERIOD	$84	$278

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

MWF GLOBAL INC. NOTES TO CONDENSED FINANCIAL STATEMENTS JULY 31, 2021 (unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

MWF Global Inc. was incorporated in the State of Nevada as a for-profit Company on November 18, 2016, and established a fiscal year end of January 31. The Company is organized to sell unique country specific handcrafted natural products with a focus on sourcing these products from South-East Asia and offering these products for sale through the Company’s web site and to establish other distribution channels.

On June 16, 2021, Michael Rosen was appointed as a Director of the Company. On June 30, 2021, concurrent with William D Mejia’s resignation as Director, President, Secretary, Treasure and Principal Executive and Financial Officer of the Company, Mr. Michael Rosen has been appointed the President, Secretary and Treasurer of the Company.

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

Going concern

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $136,174. As at July 31, 2021, the Company has a working capital deficit of $119,974. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern from a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of July 31, 2021 the Company has issued 75,825,000 shares of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended January 31, 2021 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended July 31, 2021 are not necessarily indicative of the results that may be expected for the year ending January 31, 2022.

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

MWF GLOBAL INC. NOTES TO CONDENSED FINANCIAL STATEMENTS JULY 31, 2021 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at July 31, 2021 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

MWF GLOBAL INC. NOTES TO CONDENSED FINANCIAL STATEMENTS JULY 31, 2021 (unaudited)

NOTE 3 – COMMON STOCK

The Company is authorized to issue 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. There were no issuances of common stock during the current period.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six-month period ended July 31, 2021, the former CEO advanced the Company $300 and paid expenses of $10,106 on behalf of the Company. The total amount owed to the former CEO as of July 31, 2021 was $106,035 (January 31, 2021 - $95,629). The current CEO paid expenses of $13,627 on behalf of the Company. The total amount to the current CEO as of July 31, 2021 was $13,627. The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment

Effective June 3, 2021, RMR Management LLC, 5600 Saint Annes Way, Boca Raton FL, entered into a Share Purchase Agreement with Willian D. Mejia. RMR Management LLC purchased 54,000,000 shares of common Stock from Mr. Mejia for a total purchase price of $150,000. Mr. Michael Rosen of RMR Management has sole voting and dispositive power over the shares purchase from his personal funds.

NOTE 5 – STOCK PURCHASE AGREEMENT

On June 7, 2021, the Company (“Buyer”) entered into a Stock Purchase Agreement with KindCard, Inc., a Massachusetts corporation (“KindCard”) and Croesus Holdings Corp, a Massachusetts corporation (jointly hereinafter, “Seller”).

The aggregate purchase price for the Purchased Assets shall be $8,000,000, (the “Purchase Price”). The Purchase Price shall be paid by the issuance of eight million (8,000,000) shares of common stock of Buyer (the “Buyer Stock Issuance”). The Buyer Stock Issuance in connection with the Purchase Price shall be valued at $1.00 per share of common stock. If the per share price of a share of Buyer’s common stock is less than the Buyer Stock Issuance Value of One Dollar ($1.00) per share, the Buyer shall be obligated to issue additional shares of Buyer’s common stock (the “Buyer Stock True-up”) such that the combined value of the Buyer Stock Issuance and the Buyer Stock True-up provides Seller with the number of shares of Buyer’s common stock equal in value to the Purchase Price. If the Buyer Stock True-up is required, the Buyer shall be obligated to issue the Buyer Stock True-up within thirty (30) days of the Measurement Date utilizing the share price at the market close on the Measurement date to calculate the number of additional shares for the Buyer Stock True-up.

Subsequent to the period, The Stock Purchase Agreement, dated 6/7/21 closed on or about September 10, 2021. MWF Global issued 8,000,000 shares of common stock. At closing, KindCard, Inc. and Croesus Holdings Corp (the “Sellers”), sold to MWF Global Inc., all of the intellectual property and operational assets in the Tendercard division of Croesus Holdings Corp.

NOTE 6 – SUBSEQUENT EVENTS

Completion of Acquisition or Disposition of Assets.

Subsequent to the period, The Stock Purchase Agreement, dated 6/7/21 closed on or about September 10, 2021. MWF Global issued 8,000,000 shares of common stock. At closing, KindCard, Inc. and Croesus Holdings Corp (the “Sellers”), sold to MWF Global Inc., all of the intellectual property and operational assets in the Tendercard division of Croesus Holdings Corp.

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

Results of Operations

For the three-month periods ended July 31, 2021 and July 31, 2020 we had no revenues from product sales during the periods. Expenses for the three-month period ended July 31, 2021 totaled $13,992 resulting in a net loss of $13,992. The net loss for the three-month period ended July 31, 2021 is the result of expenses of $13,992, comprised of professional fees of $4,000; transfer agent expenses of $9,297; filing fees of $627 and bank service charges of $68. Expenses for the three-month period ended July 31, 2020 totaled $3,816 resulting in a net loss of $3,816. The net loss for the three-month period ended July 31, 2020 is the result of expense of $3,816, comprised of professional fees of $3,500; transfer agent expenses of $198; and bank service charges of $118. The increase in expenses between July 31, 2021 and July 31, 2020 is primarily due to the increase in transfer agent expenses due to the fee charged for Depository Trust Company application fee.

For the six-month periods ended July 31, 2021 and July 31, 2020 we had revenues from product sales of $nil and $63 respectively. Expenses for the six-month period ended July 31, 2021 totaled $23,055 resulting in a net loss of $23,055. The net loss for the six-month period ended July 31, 2021 is the result of expenses of $23,055, comprised of professional fees of $12,500; filing fees of $627; website expenses of $74; transfer agent expenses of $9,594; and bank service charges of $260. Expenses for the six-month period ended July 31, 2020 totaled $12,609 resulting in a net loss of $12,546. The net loss for the six-month period ended July 31, 2020 is the result of expense of $12,609, comprised of professional fees of $11,000; filing fees of $500; transfer agent expenses of $665; and bank service charges of $444; less revenues of $63. The increase in expenses between July 31, 2021 and July 31, 2020 is primarily due to the increase in transfer agent expenses due to the fee charged for Depository Trust Company application fee.

Liquidity and Capital Resources

We have generated minimal revenues to date and anticipate until we generate a more rapid growth in revenues, we will require additional financings in order to fully implement our plan of operations. With the exception of cash advances from our sole Officer and Director, and cash received in our initial offering, we have not had any additional funding. We must raise cash to implement our strategy and stay in business. Our current president has verbally committed to continue to fund our operations. However, this is not in writing and maybe rescinded at any time.

As of July 31, 2021 we had $84 in cash, and $119,662 due to related parties. Total liabilities as of July 31, 2021, were $120,058 compared to $96,963 in total liabilities at January 31, 2021. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of July 31, 2021, the Company owed $106,035 (January 31, 2021; $95,629) to its former Chief Executive Officer and $13,627 to its current Chief Executive Officer. During the six-month period ended July 31, 2021, 2021, the former CEO advanced the Company $300 paid expenses of $10,106 and its current CEO paid expenses of $13,627 on behalf of the Company. All amounts due to the related party are unsecured, non-interest bearing and have not set terms of repayment.

3

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of July 31, 2021, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

4

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

On June 16, 2021 Michael Rosen was appointed as a Director of the Company. On June 30, 2021, concurrent with William D Mejia’s resignation as Director, President, Secretary, Treasure and Principal Executive and Financial Officer of the Company, Mr. Michael Rosen has been appointed the President, Secretary and Treasurer of the Company.

Entry into a Material Definitive Agreement

On June 7, 2021, the Company (“Buyer”) entered into a Stock Purchase Agreement with KindCard, Inc., a Massachusetts corporation (“KindCard”) and Croesus Holdings Corp, a Massachusetts corporation (jointly hereinafter, “Seller”).

The aggregate purchase price for the Purchased Assets shall be $8,000,000, (the “Purchase Price”). The Purchase Price shall be paid by the issuance of eight million (8,000,000) shares of common stock of Buyer (the “Buyer Stock Issuance”). The Buyer Stock Issuance in connection with the Purchase Price shall be valued at $1.00 per share of common stock. If the per share price of a share of Buyer’s common stock is less than the Buyer Stock Issuance Value of One Dollar ($1.00) per share, the Buyer shall be obligated to issue additional shares of Buyer’s common stock (the “Buyer Stock True-up”) such that the combined value of the Buyer Stock Issuance and the Buyer Stock True-up provides Seller with the number of shares of Buyer’s common stock equal in value to the Purchase Price. If the Buyer Stock True-up is required, the Buyer shall be obligated to issue the Buyer Stock True-up within thirty (30) days of the Measurement Date utilizing the share price at the market close on the Measurement date to calculate the number of additional shares for the Buyer Stock True-up.

Subsequent to the period, The Stock Purchase Agreement, dated 6/7/21 closed on or about September 10, 2021. MWF Global issued 8,000,000 shares of common stock. At closing, KindCard, Inc. and Croesus Holdings Corp (the “Sellers”), sold to MWF Global Inc., all of the intellectual property and operational assets in the Tendercard division of Croesus Holdings Corp.

5

Item 6. Exhibits.

EXHIBIT INDEX

3.1	Articles of Amendment

3.2	By-Laws Inc. [1]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

[1]	Incorporate by reference from the Company’s S-1 filed with the Commission on July 24, 2017

* Included in Exhibit 31.1

** Included in Exhibit 32.1

6

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MWF GLOBAL INC.
(Registrant)

Date: September 17, 2021	By:	/s/ Michael Rosen
Michael Rosen President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

7