Form 10-K
period 2022-01-31
Kindcard, Inc.
filed 2022-05-17
CIK 1696025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended January 31, 2022

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

(Address of principal executive offices, Zip Code)

(888) 888-0708

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Class	Trading Name of each exchange on which registered	Symbols
KRCD

Securities registered pursuant to section 12(g) of the Act:

Common stock

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated Filer	☐
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company.	☒

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

As of May 16, 2022, the Company has 83,825,000 shares of common stock issued and outstanding.

KINDCARD, INC.

ii

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “MWF Global Inc..”, Kindcard, Inc. “we,” “us,” “our,” “our Company,”

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

iii

PART I

ITEM 1. BUSINESS

Business Overview

Corporate History

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

On June 1, 2021 Michael Rosen purchased the majority shares of MWF Global Inc. for the purchase price of $150,000. On June 2, 2021 54,000,000 shares of common stock were issued to RMR Management, LLC, sole owner Michael Rosen at a value of $0.003 per share ($150,0000).

On June 7, 2021, the Company (“Buyer”) entered into a Stock Purchase Agreement with KindCard, Inc., a Massachusetts corporation (“KindCard”) and Croesus Holdings Corp, a Massachusetts corporation (jointly hereinafter, “Seller”).

The June 7, 2021 Stock Purchase Agreement included the acquisition of the Tendercard Division of Croesus Holdings Corp. and a subsidiary of Kindcard, Inc. Tendercard, Inc. incorporated in the State of Nevada as a for-profit company on August 26, 2021. The Company’s principal business activity is providing proprietary stored value programs to small and mid-sized entities, chain stores and other multi-location environments via its host-capture processing system.

On June 16, 2021, Michael Rosen was appointed as a Director of the Company. On June 30, 2021, concurrent with William D Mejia’s resignation as Director, President, Secretary, Treasure of the Company, Mr. Michael Rosen was appointed the President, Secretary and Treasurer of the Company.

On September 16, 2021, the Company announced that the Stock Purchase Agreement, dated June 7, 2021 closed on August 16, 2021. The Company issued 8,000,000 shares of common stock. Subsequent to this closing, KindCard failed to deliver its registered trademark and failed to deliver the software that conforms to industry standards. A settlement has been negotiated and is being finalized at the time of filing this Form 10-K.

Recent Developments

Capital Stock

The Company’s capitalization consists of 200,000,000 authorized common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

Industry Analysis/Competition

Market Analysis

The Company is well positioned with the build out of its innovative payment technology and believes with the domination of ecommerce, decriminalization of certain products, not to mention launch of very innovative platforms like web3 and blockchain the payments industry is ripe for disruption because the sheer numbers of new, underbanked businesses are exploding. Management believes that traditional banking is antiquated, unable, unwilling to work with the inherent risk that comes with any innovative company pushing the boundaries of a new way to pay for goods and services. The everyday merchant is tired of high fees, friendly fraud, cryptic algorithms, reserves, chargebacks and lack of trust with current institutions while the consumer is levied service charges and fees for mediocre service. Management believes that both the merchant and its consumers are very open to new payment technologies that allow for ease of in person and online purchases in a very secure environment and high level of trust with its launch of Pay with Deb and relaunch of its Tendercard gift card closed loop payment technologies.

Competition

The payments industry is exploding with new technology mainly focused on the launch of new payment card types and singular payment platforms for specific industries like Alipay, Paypal, Apple Pay, Goggle Pay and others. The Company has focused its efforts on the build out of a nationwide closed loop platform that can be securely used in multiple environments and across all merchant type classifications. It is designed to be safer for business and consumers to transact with an alternative to cash, credit cards and checks.

Patent and Trademarks

We do not currently own any domestic or foreign patents relating to our proposed handcrafted products.

Employees

As of January 31, 2022, the Company hired certain employees of Tendercard, Inc.

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

5

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not quoted on any trading platform and therefore no data is available for the periods ended January 31, 2022 and 2021.

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

Business Overview

Concurrent with the acquisition of the Tendercard Division of Croesus Holdings Corp., (“Tendercard”), the Company intends to abandon the business of MWF Global Inc. who focused on the selling of unique handcrafted natural products with a focus on products manufactured in Southeast Asia via our proposed on-line store and focus on the business of Tendercard.

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

Kindcard, Inc. (www.kindcard.com) has entered into a definitive license technology agreement to build from ground up a unique payment’s platform designed to provide a safer more secure way for business and consumers to transact financially as an alternative to cash, credit cards and checks. The platform called “Pay With Deb” will allow consumers to download the “Deb” Purse from the Apple and Google Store allowing it to be used for payment in-person or online wherever “Pay With Deb” is accepted. “Pay With Deb” will add a unique way for both low and high-risk merchants to accept payments. The Company is currently in the process of building out its internal corporate executive staff and support team. The Company expects to be in merchant/consumer beta test in-store and online in June and July with a planned nationwide roll out in August.

In addition, Tendercard Inc., now a wholly owned subsidiary of Kindcard, Inc., has also undergone a technology revamp, allowing its current 1000 plus merchants to upgrade their acceptance of gift cards at the point-of-sale through its new certification and ability to easily be boarded on the latest point-of-sale in-store terminals. Tendercard has been in business with its proprietary Gift Card platform for over 15 years allowing merchants to have be able to have one source for their Gift Card needs from card design, printing to loading and use at point-of-sale. With this revamp the company believes it can regain a significant number of clients, numbering at one point over 10000, who moved away from the company because of its inability to certify to the many of new merchant terminals that entered the payments industry. The Company (www.tendercard.net) will be relaunching its new company website along with its new and improved Gift Card offering to the Retail and Hospitality marketplace in the month of July along with an aggressive direct marketing plan to past and new merchants.

Plan of Operations

Our cash balance was $21,131 as of January 31, 2022 and $44 as of January 31, 2021. We believe our cash balance is not sufficient to fund our levels of operations for the next twelve months. We have been utilizing and may utilize funds from our President and Chief Executive Officer, Chairman of the Board of Directors, and majority holder of our common stock, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. Mr. Rosen, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to develop and begin to implement our business plan, we will need the funding from this offering. We have generated minimal revenues to date.

Going Concern

To date the Company has generated revenues from its business operations but has incurred operating losses of $397,118. At January 31, 2022, the Company has a working capital deficit of $470,037. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern from a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of January 31, 2022 the Company has issued 83,825,000 shares of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Results of Operations

Fiscal Year Ended January 31, 2022 compared to the Fiscal Year Ended January 31, 2021

We earned $368,528 in revenues for the year ended January 31, 2022 as compared to $62 in revenues for the year ended January 31, 2021.

Expenses for the year ended January 31, 2022 totaled $626,782. General and administrative expenses were $626,782 consisting primarily of Advertising and marketing expense of $47,464, Communications expense of $27,233, Employee benefits of $21,193, Legal expense of $37,118, Office general and administrative expenses of $15,434, professional fees of $69,310, Salaries and wages of $290,790 and Taxes of $26,968 resulting in a net loss of $286,827. General and administrative expenses for the year ended January 31, 2021 totaled $32,312, consisting primarily of Advertising and marketing expense of $Nil, Communications expense of $Nil, Employee benefits of $Nil, Legal expense of $Nil, Office general and administrative expenses of $14,192, professional fees of $18,120, Salaries and wages of $Nil and Taxes of $Nil resulting in a net loss of $32,250. The increase in expenses between fiscal 2022 and fiscal 2021 was primarily due to the increase in operating activities of Tendercard, Inc.

Capital Resources and Liquidity

Our auditor’s report on our January 31, 2022 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “January 31, 2022 Audited Financial Statements – Auditors Report.”

As of January 31, 2022, we had $21,131 of cash compared to $44 of cash as of January 31, 2021. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $470,037. As at January 31, 2022, the Company had a working capital deficit of $470,037.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Kindcard, Inc.

Consolidated Financial Statements

 January 31, 2022 and 2021

Kindcard, Inc.

Consolidated Financial Statements

Year Ended January 31, 2022 and 2021

11

Report of Independent Registered Public Accounting Firm Assurance Dimensions (Firm D:5036)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of KindCard Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of KindCard Inc. (the Company) as of January 31, 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended January 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and the results of its operations and its cash flows for the year ended January 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a working capital and stockholders’ deficit of $470,037 at January 31, 2022. The Company had a net loss of $397,118 and had net cash used in operating activities of $110,225 for the year ended January 31, 2022. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

ASSURANCE DIMENSIONS CERTIFIED PUBLIC ACCOUNTANTS & ASSOCIATES

also d/b/a McNAMARA and ASSOCIATES, PLLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  2000 Banks Road, Suite 218 | Margate,  FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

Critical Audit Matters

The critical audit matters to be communicated, are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Business Acquisition and impairment of goodwill.

Description of the Matter

In June 2021, the Company (“Buyer”) entered into a Stock Purchase Agreement (“the Acquisition”) and acquired 100% of Kindcard, Inc., a Massachusetts corporation (“KindCard”) and the Tendercard Division of Croesus Holdings Corp, a Massachusetts corporation, which was considered a combined business acquisition. Consideration for the acquisition consisted of 8 million shares valued at $24,000 and assumed liabilities of approximately $157,000. The Company recorded goodwill of approximately $110,000 and intangible assets of approximately $21,000 as a result of this acquisition. The fair values recorded were based on an independent valuation obtained by the Company. Subsequent to the acquisition, KindCard failed to deliver its registered trademark and failed to deliver the software that conforms to industry standards and as a result the Company recorded impairment of the goodwill.

Auditing the Company’s (i) valuation of identifiable intangible assets and goodwill and (ii) annual impairment test related to these intangible assets was complex due to the (i) the subjective factors used in the valuation and (ii) the estimation uncertainty in determining their fair values. The significant assumptions used to estimate the intangible assets and goodwill on acquisition in addition to the potential impairment included forecasted sales and discount rates. These assumptions are forward-looking which can vary significantly and depend on market forces and events outside of the Company’s control.

How We Addressed the Matter in Our Audit

To test the estimated fair value of these intangible assets, our audit procedures included, among others, evaluating the valuation methodology used, the significant assumptions discussed above, and the underlying data used by the Company. Such data includes historical sales and projections. We reviewed the assumptions and data provided by management and concluded that the intangible assets and goodwill and subsequent impairment recorded was reasonable.

We have served as the Company’s auditor since 2022.

Margate, Florida May 16, 2022

ASSURANCE DIMENSIONSCERTIFIED PUBLIC ACCOUNTANTS & ASSOCIATES

also d/b/a McNAMARA and ASSOCIATES, PLLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  2000 Banks Road, Suite 218 | Margate,  FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

Reports of Independent Registered Public Accounting Firm Sadler Gibb

To the Board of Directors and Shareholders of MWF Global Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MWF Global Inc. (“the Company”) as of January 31, 2021, the related statements of operations, stockholders’ deficit, and cash flows for the year ended January 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2021, and the results of its operations and its cash flows for the year ended January 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017 through December 20, 2021.

Draper, UT

April 30, 2021

Kindcard, Inc.

Consolidated Financial Statements

at January 31, 2022 and 2021

Kindcard, Inc.

Consolidated Balance Sheets

	January 31, 2022	January 31, 2021
Assets
Current Assets:
Cash	$21,131	$44
Accounts Receivable, net	31,525	-
Total Current Assets	52,656	$44
Fixed Assets:
Property, plant and equipment, net	11,375	-
Total Fixed Assets	11,375	-
Other Assets
Intellectual Property, net	95,040	-
Total Other Assets	95,040	-
Total Assets	$159,071	$44
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts Payable	$106,395	$1,334
Accrued Payroll Expenses	69,003	-
Due to related party	296,498	95,629
Total Current Liabilities	471,896	96,963
Long-term Liabilities
SBA Loan	157,212	-
Total Long-term Liabilities	157,212	-
Total Liabilities	629,108	96,963
Commitments and Contingencies - See Note 10	-	-
Stockholders' Deficit
Common Stock	83,825	75,825
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 83,825,000 of common stock (January 31, 2021 – 75,825,000)
Additional Paid In Capital	(43,625)	(59,625)
Accumulated Deficit	(510,237)	(113,119)
Total Stockholders' Deficit	(470,037)	(96,919)
Total Liabilities and Stockholders' Deficit	$159,071	$44

See Notes to Consolidated Financial Statements

Kindcard, Inc.

Consolidated Statements of Operations

	For the Years Ended
	January 31, 2022	January 31, 2021
Revenue	$368,528	$62
Total Revenue	368,528	62
Cost of Sales	(28,573)	-
Total Cost of Sales	(28,573)	-
Gross Profit	339,955	62
Operating Expenses
General & Administrative Expenses	626,782	32,312
Impairment Expense	110,291	-
Total Operating Expenses	737,073	32,312
Net Loss from Operations	(397,118)	(32,250)
Net Loss	$(397,118)	$(32,250)
Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding – Basic and Diluted	83,825,000	75,825,000

See Notes to Consolidated Financial Statements

Kindcard, Inc.

Consolidated Statements of Stockholders' Deficit

 For the years ended January 31, 2022 and 2021

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2020	75,825,000	75,825	(59,625)	(80,869)	(64,669)
Net loss for year ended January 31, 2021	-	-	-	(32,250)	(32,250)
Balance at January 31, 2021	75,825,000	75,825	(59,625)	(113,119)	(96,919)
Shares issued for acquisition	8,000,000	8,000	16,000		24,000
Net loss for year ended January 31, 2022	-	-	-	(397,118)	(397,118)
Balance, January 31, 2022	83,825,000	$83,825	$(43,625)	$(510,237)	$(470,037)

See Notes to Consolidated Financial Statements

Kindcard, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	January 31,	January 31,
	2022	2021
Cash Flows from Operating Activities:
Net Loss	$(397,118)	$(32,250)
Adjustments to reconcile net loss to net Cash used by operations
Expenses paid by related party	-	32,581
Depreciation and amortization	3,290	-
Impairment Expense	110,291	-
Decrease (increase) in operating assets/liabilities
Accounts Receivable	(4,804)	-
Accounts payables	105,061	(765)
Accrued expenses	73,055	-
Total Adjustments to reconcile Net Income to Net Cash used in operations	286,893	(765)
Net cash used by operating activities	$(110,225)	$(434)
Cash flows from investing activities:
Purchase of PP&E	$(13,605)	$-
Purchase of software	(75,000)	-
Cash acquired from acquisition	19,048	-
Net cash used by investing activities	$(69,557)	$-
Cash flows from financing activities
Proceeds from related party loan	200,869	-
Net cash provided by financing activities	$200,869	-
Net cash increase (decrease) for the year	$21,087	$(434)
Cash at beginning of year	$44	$478
Cash at end of year	$21,131	$44
Supplemental disclosures:
Non-cash investing & financing activities:
Common Stock issued for acquisition	$24,000	$-
Accounts receivable acquired from acquisition	$21,948	$-
Intangible assets acquired from acquisition	$21,100	$-

See Notes to Consolidated Financial Statements

Kindcard, Inc.

Notes to Consolidated Financial Statements

at January 31, 2022 and 2021

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Formerly MWF Global Inc. (now known as Kindcard, Inc. the “Company”) was incorporated in the State of Nevada as a for-profit company on November 18, 2016, and established a fiscal year end of January 31. The Company was organized to sell unique country specific handcrafted natural products with a focus on sourcing these products from South-East Asia and offering these products for sale through the Company’s web site and to establish other distribution channels. On June 1, 2021 Michael Rosen purchased the majority shares of MWF Global Inc. for the purchase price of $150,000. On June 2, 2021 54,000,000 shares of common stock were issued to RMR Management, LLC, sole owner Michael Rosen at a value of $0.003 per share ($150,0000).

On June 7, 2021, the Company (“Buyer”) entered into a Stock Purchase Agreement with KindCard, Inc., a Massachusetts corporation (“KindCard”) and Croesus Holdings Corp, a Massachusetts corporation (jointly hereinafter, “Seller”).

The June 7, 2021 Stock Purchase Agreement included the acquisition of the Tendercard Division of Croesus Holdings Corp. now a subsidiary of Kindcard, Inc. Tendercard, Inc. was incorporated in the State of Nevada as a for-profit company on August 26, 2021. The Company’s principal business activity is providing proprietary stored value gift card programs to small and mid-sized entities, chain store and other multi-location environments via its host-capture processing system.

On June 16, 2021, Michael Rosen was appointed as a Director of the Company. On June 30, 2021, concurrent with William D Mejia’s resignation as Director, President, Secretary, Treasure and Principal Executive and Financial Officer of the Company, Mr. Michael Rosen has been appointed the President, Secretary and Treasurer of the Company.

On September 16, 2021, the Company announced that the Stock Purchase Agreement, dated June 7, 2021 closed on August 16, 2021. The Company issued 8,000,000 shares of common stock. Subsequent to this closing, KindCard failed to deliver its registered trademark and failed to deliver the software that conforms to industry standards. A settlement has been negotiated and is being finalized at the time of this financial statement.

Going concern

To date the Company has generated revenues from its business operations and has incurred accumulated operating losses of $510,237. At January 31, 2022, the Company has a working capital deficit of $419,240. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern from a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of January 31, 2022 the Company has issued 83,825,000 shares of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates, these estimates include Allowance of doubtful accounts, and Impairment of long-lived assets.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Kindcard, Inc.

Notes to Consolidated Financial Statements (continued)

January 31, 2022 and 2021

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Revenue is recognized when all of the following criteria are met:

(i) Identification of the contract, or contracts, with a customer (ii) Identification of the performance obligations in the contract (iii) Determination of the transaction price (iv) Allocation of the transaction price to the performance obligations in the contract (v) Recognition of revenue when, or as, we satisfy performance obligation

We currently offer the following products and services:

Vault Program provides cash pick up services for retail & wholesale merchants the within North American retail market. Commission revenues are recorded over the life of these multiyear contracts.

Tendercard provides a stored value point of sale gift card processing solution to small and mid-sized businesses within North American retail market. The Company’s proprietary host-based program provides real time data and accurate records of all activity related to the gift card processing account and the related monthly reporting. Service fee revenues are recorded a over the life of these multiyear contracts.

Fair Value of Financial Instruments

The Company measures its financial and non-financial assets and liabilities, as well as makes related disclosures, in accordance with FASB Accounting Standards Codification No. 820, Fair Value Measurement (“ASC 820”), which provides guidance with respect to valuation techniques to be utilized in the determination of fair value of assets and liabilities. Approaches include, (i) the market approach (comparable market prices), (ii) the income approach (present value of future income or cash flow), and (iii) the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

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

Kindcard, Inc.

Notes to Consolidated Financial Statements (continued)

 January 31, 2022 and 2021

NOTE 2 – BUSINESS ACQUISITION

On June 7, 2021, the Company (“Buyer”) entered into a Stock Purchase Agreement (“the Acquisition”) and acquired 100% of Kindcard, Inc., a Massachusetts corporation (“KindCard”) and the Tendercard Division of Croesus Holdings Corp, a Massachusetts corporation (jointly hereinafter, “Seller”). Total consideration was 8,000,000 shares of common stock issued to the owners of KindCard and Croesus Holdings Corp . at a value of $0.003 per share ($24,000) based on the equitable market value on the date of purchase (see note 1). In addition, the Company assumed an SBA Loan from Kindcard Inc. of $157,212 therefore total consideration was $177,160.

Tendercard, Inc. was incorporated in the State of Nevada as a for-profit company on August 26, 2021. The Company’s principal business activity is providing proprietary stored value gift card programs to small and mid-sized entities, chain store and other multi-location environments via its host-capture processing system.

On September 16, 2021, the Company announced that the Stock Purchase Agreement, dated June 7, 2021 closed on August 16, 2021. The Company issued 8,000,000 shares of common stock. Subsequent to this closing, KindCard failed to deliver its registered trademark and failed to deliver the software that conforms to industry standards. A settlement has been negotiated and is being finalized at the time of this financial statement. As a result the goodwill from the acquisition of Kindcard was considered impaired and the Company recorded and impairment expense of $110,291. The other intangible assets recorded related to the acquisition of the Tendercard division from Croesus Holdings Corp. In addition the purchase agreement included certain contingent consideration for additional shares to be issued to KindCard upon certain conditions being met related to stock price of the Company.  Given that the KindCard failed to deliver the assets as noted, the Company did not issue any additional share and therefore the contingent consideration was value at $0 as of January 31, 2022.

The Company recorded the acquisition in accordance with ASC-805, pertaining to business combinations. The following table summarizes the consideration paid for the acquisition and the amounts of the assets acquired at fair market value assumed recognized at the acquisition date.

Purchase Price Considerations	Fair Value
Stock Consideration	$24,000
SBA Loan	153,160
Total Purchase Consideration & Assumed Liabilities	$177,160
Tangible Assets
Cash	19,048
Accounts Receivable	26,721
Intangible Assets
Customer Lists	9,900
Website	5,200
Trade Name	2,800
Technology	3,200
Goodwill	110,291
Total Assets	$177,160

Kindcard, Inc.

Notes to Consolidated Financial Statements (continued)

January 31, 2022 and 2021

NOTE 3 – ACCOUNTS RECEIVABLE, Net

We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific allowance is established based on expected future cash flows and the financial condition of the debtor. We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due. We consider any balance unpaid after the contract payment period to be past due. There are $31,745 and $0 in accounts receivables net of $220 and $0 allowances at January 31, 2022 and January 31, 2021, respectively.

NOTE 4 – LONG TERM DEPOSIT

The Company accounts for software development costs in accordance with applicable guidelines. Software development costs include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Software development costs also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Such costs related to software development are included in software development expense until the point that technological feasibility is reached. Once technological feasibility is reached, such costs are capitalized and depreciated over the useful estimated lives of the software. For software modifications or developments, the Company expenses the costs. The Company entered into a development contract for its DEB Platform of $150,000 on December 21, 2021, a deposit of $75,000 was paid in the fourth quarter of 2022 with the remaining balance to be paid in the second quarter of 2023 as the platform goes into production, to be depreciated over 3 years.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Property and equipment consist of the following at:

	January 31,	January 31,
	2022	2021
Merchandise and equipment: Vault	$10,000	$-
Merchandise and equipment: Card Printer	2,545	-
Less: accumulated depreciation	(1,170)	-
Total	$11,375	$-

Depreciation expense amounted to approximately $1,200 during years ended January 31, 2022 and 2021, respectively.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired and liabilities assumed, including related tax effects. Goodwill is not amortized; instead, goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors such as macro-economic conditions, industry and market conditions, cost factors as well as other relevant events, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will recognize an impairment charge based on the excess of a reporting unit’s carrying value over its fair value.

Kindcard, Inc.

Notes to Consolidated Financial Statements (continued)

 January 31, 2022 and 2021

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS (continued)

Goodwill

Goodwill recorded was $110,291 and related specifically to the acquisition of Kindcard with no other assets assumed on June 7, 2021 (see note 2). KindCard failed to deliver its registered trademark and failed to deliver the software that conforms to industry standards. As a result, the goodwill from the acquisition of Kindcard was considered impairment and the Company recorded and impairment expense of $110,291 at January 31, 2022.

Intangible assets

Intangible assets are comprised of customer relationships and brands acquired in a business combination specifically related to the Tendercard division (see note 2). The Company amortizes intangible assets with a definitive life over their respective useful lives. Assets with indefinite lives are tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company did not note any impairment as of January 31, 2022.

Intangible assets consist of the assets assumed in the acquisition of the Tendercard Division on June 7, 2021 (see note 2) and its DEB Platform. On December 21, 2021 the Company entered into a contract to develop the DEB Platform, its proprietary payment processing platform for a total cost of $150,000. A $75,000 deposit was paid in the fourth quarter of 2022 with the remaining balance to be paid in the second quarter of 2023. The program has not gone into production yet and therefore no amortization has been recorded at January 31, 2022.

	January 31, 2022	January 31, 2021
Definite-lived intangible assets
Technology: DEB Platform	$75,000	$-
Technology: Tendercard Program	3,200	-
Customer Lists	9,900	-
Trade Name	2,800	-
Less: accumulated amortization	(1,060)	-
Definite-lived intangible assets, net	$89,840	$-
Indefinite-lived intangible assets
Website	$5,200	$-
Total Intangibles	$95,040	$-

The following is the future estimated amortization expense related to intangible assets as of January 31, 2022:

Year ending January 31,
2023 -	14,583
2024 -	38,597
2025 -	28,180
2026 -	3,180
2027 -	1,590
Total -	$89,840

NOTE  7 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

Due to recurring losses, the Company’s tax provision for the years ended January 31, 2022 and 2021 was $0.

	January 31, 2022	January 31, 2021

Net loss before income taxes per financial statements	$(397,118)	$(32,250)
Income tax rate	21%	21%
Income tax recovery	(83,395)	(6,772)
Valuation allowance change	83,395	6,772

Provision for income taxes	$-	$-

The significant component of deferred income tax assets at January 31, 2022 and 2021, is as follows:

	January 31, 2022	January 31, 2021
Net operating loss carry-forward	$107,150	$23,755
Valuation allowance	(107,150)	$(23,755)

Net deferred income tax asset	$-	$-

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

As of January 31, 2022, and 2021, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended January 31, 2022 and 2021 and no interest or penalties have been accrued as of January 31, 2022 and 2021. As of January 31, 2022, and 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2017 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 8 – CURRENT LIABILITIES

Accounts Payable

Accounts Payable is comprised of Trade payables of $106,395 and $1,334 at January 31, 2022 and January 31, 2021.

Accrued Payroll Expenses

Balance represents Accrued Salaries & Wages $14,834, Accrued Payroll Tax $1,323 and Payroll Tax Payable of $52,846 at January 31, 2022 and $0.00 at January 31, 2021, respectively.

NOTE 9 – DUE TO RELATED PARTY

Due to Related Party

During the year ended January 31, 2022 the CEO paid expenses of $200,869 on behalf of the Company. The total amount owed to the CEO as of January 31, 2022 was $296,498 (January 31, 2021 - $95,629). The amounts due to related party are unsecured and non-interest bearing with no set terms of repayment.

Kindcard Inc.

Notes to Consolidated Financial Statements (continued)

January 31, 2022 and 2021

NOTE 10 – SBA Loan

The balance consists of Small Business Administration Economic Disaster Injury Loan assumed in the acquisition of Kindcard on June 7, 2021, with a principal balance of $150,000 and $3,560 accrued interest for a total balance of $153,160. An additional $3,652 of interest has been accrued in the eight months ended January 31, 2022 for a total balance of $157,212. The term of the note is 30 years with an interest rate of 3.75% per annum, Installment payments of $713 currently scheduled to begin April 14, 2023.

Year ending January 31,

2023:	$6,417
2024:	$8,556
2025:	$8,556
2026:	$8,556
2027:	$8,556
Thereafter	$116,571
Total	$157,212

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

NOTE 12 – COMMON STOCK

The Company is authorized to issue 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

The Company issued 8,000,000 shares of common stock at closing of the business acquisition, to KindCard, Inc. and Croesus Holdings Corp. for a total value of $24,000 (see note 2).

NOTE 13 – SUBSEQUENT EVENTS

An Asset Purchase Agreement, dated as of 1st day of January, 2022, was entered into between Wholesale Payments LLC, a Wyoming limited liability company (“Seller”) and Kindcard, Inc., a Nevada corporation (“Buyer”) to purchase 100% of the assets of Wholesale Payments, LLC. Pursuant to Sections 206(b)(ii) and 206(b)(iii), the Buyer and the Seller agreed to terminate this Agreement on March 9, 2022. No assets were transferred to the Company as of January 31, 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Dismissal of Previous Independent Registered Public Accounting Firm

On December 20, 2021, the Board of Directors dismissed the Company's independent registered public accounting firm Sadler Gibb & Associates LLC (“Sadler Gibb”).

Engagement of New Independent Registered Public Accounting Firm

On January 31, 2022, Kindcard, Inc. appointed Assurance Dimensions Certified Public Accountants & Associates as the Company’s independent registered public accounting firm for the fiscal year ending January 31, 2022.

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

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of January 31, 2022 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of January 31, 2022, management determined material weaknesses existed with our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of January 31, 2022.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Michael Rosen	54	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Chairman of the Board of Directors

Business Experience

Mr. Michael Rosen

Michael Rosen co-founded Acute Management Group in 2012 and has since served as president and head of B2B Sales & Marketing.

Mr. Rosen began his healthcare career with Ambient Healthcare in 2001. He served as Vice-President and shareholder and grew Ambient Healthcare from one location to 24 locations and increased Ambient Healthcare employees from a 12 to over 700. Ambient Healthcare was successfully sold to a private equity fund in 2015.

In 2016 Mr. Rosen cofounded Safeway Distributors. He served as Vice President and head of distribution. Safeway Distributors was successfully sold in 2020.

Mr. Rosen was born in Providence, Rhode Island and studied at the University of Rhode Island.

Director Independence

Our board of directors is currently composed of one member, Michael Rosen, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with Mr. Rosen, other business interests and his involvement with Kindcard, Inc.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Kindcard, Inc., has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the years ending January 31, 2022 and January 31, 2021.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Michael Rosen President, Chief Executive Officer, Secretary, Treasurer	2022	-	-	-	-	-	0
Michael Rosen President, Chief Executive Officer, Secretary, Treasurer	2021	-	-	-	-	-	0
William Dumo Mejia President, Chief Executive Officer, Secretary, Treasurer	2020	-	-	-	-	-	0

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2022 and 2021. None of our executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the fiscal year ended January 31, 2022 and January 31, 2021 for Kincard, Inc.

Employment Contracts

At this time, Kindcard, Inc. has not entered into any employment agreements with its sole officer and director. If there is sufficient cash flow available from our future operations, the company may enter into employment agreements with our sole officer and director or future key staff members.

Stock Awards Plan

The company has not adopted a Stock Awards Plan but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. Kindcard, Inc. may develop an incentive-based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from January 31, 2022, and January 31, 2021.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Rosen	0	0	0	0	0	0	0
William Dumo Mejia	0	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of January 31, 2022

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of January 31, 2021 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class
RMR Management LLC, 5600 Saint Annes Way, Boca Raton FL(1)	54,000,000	71.217	%(2)

All officers and directors as a group	54,000,000	71.217%

(1) Michael Rosen hold sole voting and dispositive power of 54,000,000 common shares of stock

(2) Based on 75,825,000 shares of common stock issued and outstanding as of January 31, 2021.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

During the year ended January 31, 2022, the CEO paid expenses of $200,869 on behalf of the Company. The total amount owed to the CEO as of January 31, 2022 was $296,498 (January 31, 2020 - $63,048, January 31, 2021 - $32,581). The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

The following table summarizes the fees of Assurance Dimensions, Inc. and Sadler & Gibb Associates, LLC, our independent registered public accounting firms billed for each of the last two fiscal years for audit services and other services:

Fee Category	2022	2021
Audit Related Fees Paid to Assurance Dimensions, Inc.& Sadler & Gibb Associates, LLC (1)	$50,000	$13,000
Tax Fees (2)	-	-
All Other Fees	-	-

Total Fees	$50,000	$50,000

(1) Consists of fees for professional services rendered in connection with the financial statements included in our Annual Report on Form 10-K and quarterly reports on Form 10-Q.

(2) Consists of fees relating to any tax compliance and tax planning.

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid for fiscal years 2022 and 2021 were pre-approved by our Board.

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

Kindcard, Inc.

Dated: May 16, 2022	By: /s/ Michael Rosen
Michael Rosen President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date
/s/ Michael Rosen	May 16, 2022
Michael Rosen President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

[1] Incorporated by reference from the Company’s S-1 filed with the Commission on July 24, 2017.

[2] Incorporate by reference from the Company’s S-1 filed with the Commission on July 24, 2017

*  Included in Exhibit 31.1

