Form 10-Q
period 2022-04-30
Kindcard, Inc.
filed 2022-06-21
CIK 1696025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

Commission File Number 000-56003

KINDCARD INC.
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

As of June 21, 2022, there were 83,845,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Kindcard, Inc.

Consolidated Financial Statements

April 30, 2022

(Unaudited)

3

Kindcard, Inc.

Consolidated Balance Sheets

	April 30, 2022	January 31, 2022
Assets	(unaudited)
Current Assets:
Cash	$24,180	$21,131
Accounts Receivable, net	50,532	31,525
Total Current Assets	74,712	$52,656
Property, plant and equipment, net	10,113	11,375
Intellectual Property, net	169,112	95,040
Total Other Assets	179,225	106,415
Total Assets	$253,937	$159,071
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts Payable	$185,995	$106,395
Accrued Payroll Expenses	62,500	69,003
Due to related party	296,501	296,498
Current portion long term debt	244	-
Total Current Liabilities	545,240	471,896
Long-term Liabilities
SBA Loan and accrued interest	158,340	157,212
Total Long-term Liabilities	158,340	157,212
Total Liabilities	703,580	629,108
Commitments and Contingencies - See Note 9	-	-
Stockholders' Deficit
Common Stock	83,845	83,825
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 83,845,000 of common stock (January 31, 2022 – 83,825,000)
Additional Paid In Capital	(43,505)	(43,625)
Accumulated Deficit	(489,983)	(510,237)
Total Stockholders' Deficit	(449,643)	(470,037)
Total Liabilities and Stockholders' Deficit	$253,937	$159,071

The accompanying notes are an integral part of these unaudited consolidated financial statements

Kindcard, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended April, 30
	2022	2021
Revenue	$184,950	$-
Total Revenue	184,950	-
Cost of Sales	(14,886)	-
Total Cost of Sales	(14,886)	-
Gross Profit	170,064	-
Operating Expenses
General & Administrative Expenses	196,588	563
Depreciation & Amortization	2,190	-
Professional Fees	-	8,500
Total Operating Expenses	198,778	9,063
Net Loss from Operations	(28,714)	(9,063)
Other Income – Wholesale Payments-See Note 11	48,968	-
Net Income	$20,254	$(9,063)
Net Income Per Common Share – Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding – Basic and Diluted	83,839,222	75,825,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Kindcard, Inc.

Consolidated Statements of Stockholders' Deficit

 For the three months ended April 30, 2022

(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2022	83,825,000	83,825	(43,625)	(510,237)	(470,037)
Net income for period ended April 30, 2022	-	-	-	20,254	20,254
Shares issued in exchange for services	20,000	20	120	-	140
Balance, April 30, 2022	83,845,000	$83,845	$(43,505)	$(489,983)	$(449,643)

  For the three months ended April 30, 2021

(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2021	75,825,000	75,825	(59,625)	(113,119)	(96,919)
Net loss for period ended April 30, 2021	-	-	-	(9,063)	(9,063)
Balance, April 30, 2021	83,825,000	$75,825	$(59,625)	$(122,182)	$(105,982)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Kindcard, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	April 30,	April 30,
	2022	2021
Cash Flows from Operating Activities:
Net Income	$20,254	$(9,063)
Adjustments to reconcile net income to net Cash used by operations
Stock issued for services	140	-
Depreciation and amortization	2,190	-
Decrease (increase) in operating assets/liabilities
Accounts receivable	(19,007)	-
Accounts payables	4,600	(1,235)
Accrued expenses	(5,129)	-
Total Adjustments to reconcile Net Income to Net Cash from (used in) operations	17,205	(1,235)
Net cash from (used in) by operating activities	$3,049	$(10,298)
Cash flows from financing activities
Proceeds from related party loan	-	10,406
Net cash provided by financing activities	$-	$10,406
Net cash increase (decrease) for the year	3,049	108
Cash at beginning of year	$21,131	$44
Cash at end of year	$24,180	$152
Supplemental disclosures:
Non-cash investing & financing activities:
Common Stock issued in exchange for services	$20	$-
Software purchases included in accounts payable	$75,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

Kindcard, Inc.

Notes to Consolidated Financial Statements (unaudited)

April 30, 2022

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Formerly MWF Global Inc. (now known as KindCard, Inc. the “Company”) was incorporated in the State of Nevada as a for-profit company on November 18, 2016, and established a fiscal year end of January 31. The Company was organized to sell unique country specific handcrafted natural products with a focus on sourcing these products from South-East Asia and offering these products for sale through the Company’s web site and to establish other distribution channels. On June 1, 2021 Michael Rosen purchased the majority shares of MWF Global Inc. for the purchase price of $150,000. On June 2, 2021 54,000,000 shares of common stock were issued to RMR Management, LLC, sole owner Michael Rosen at a value of $0.003 per share ($150,000).

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

Going concern

To date the Company has generated revenues from its business operations and has incurred accumulated operating losses of $489,983. At April 30, 2022, the Company has a working capital deficit of $470,528. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern from a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of April 30, 2022 the Company has issued 83,845,000 shares of common stock issued and outstanding. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended January 31, 2022 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2022 are not necessarily indicative of the results that may be expected for the year ending January 31, 2023.

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

Kindcard, Inc.

Notes to Consolidated Financial Statements (unaudited)

April 30, 2022

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

Tendercard provides a stored value point of sale gift card processing solution to small and mid-sized businesses within North American retail market. The Company’s proprietary host-based program provides real time data and accurate records of all activity related to the gift card processing account and the related monthly reporting. Service fee revenues are recorded monthly over the life of these multiyear contracts. The fees are collected in arrears resulting in accounts receivable at the end of each month.

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

Kindcard, Inc.

Notes to Consolidated Financial Statements (unaudited)

April 30, 2022

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

On September 16, 2021, the Company announced that the Stock Purchase Agreement, dated June 7, 2021 closed on August 16, 2021. The Company issued 8,000,000 shares of common stock. Subsequent to this closing, KindCard failed to deliver its registered trademark and failed to deliver the software that conforms to industry standards. A settlement has been negotiated and is being finalized at the time of this financial statement. As a result the goodwill from the acquisition of Kindcard was considered impaired and the Company recorded and impairment expense of $110,291. The other intangible assets recorded related to the acquisition of the Tendercard division from Croesus Holdings Corp. In addition the purchase agreement included certain contingent consideration for additional shares to be issued to KindCard upon certain conditions being met related to stock price of the Company.  Given that the KindCard failed to deliver the assets as noted, the Company did not issue any additional shares and therefore the contingent consideration was value at $0 as of April 30, 2022.

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

NOTE 3 – ACCOUNTS RECEIVABLE, Net

We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific allowance is established based on expected future cash flows and the financial condition of the debtor. We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due. We consider any balance unpaid after the contract payment period to be past due. There are $50,532 and $31,745 in accounts receivables net of $220 and $220 allowances at April 30, 2022 and January 31, 2022, respectively.

Kindcard, Inc.

Notes to Consolidated Financial Statements (unaudited)

April 30, 2022

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Property and equipment consist of the following at:

	April 30,	January 31,
	2022	2022
Merchandise and equipment: Vault	$10,000	$10,000
Merchandise and equipment: Card Printer	2,545	2,545
Less: accumulated depreciation	(2,432)	(1,170)
Total	$10,113	$11,375

Depreciation expense amounted to approximately $2,190 and $0.00 during the three months ended April 30, 2022 and April 30, 2021, respectively.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired and liabilities assumed, including related tax effects. Goodwill is not amortized; instead, goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors such as macro-economic conditions, industry and market conditions, cost factors as well as other relevant events, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will recognize an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. The Company did not note any impairment as of April 30, 2022.

Goodwill

Goodwill recorded was $110,291 and related specifically to the acquisition of Kindcard with no other assets assumed on June 7, 2021 (see note 2). KindCard failed to deliver its registered trademark and failed to deliver the software that conforms to industry standards. As a result, the goodwill from the acquisition of Kindcard was considered impaired in full and the Company recorded and impairment expense of $110,291 during the year ended January 31, 2022.

Intangible assets

Intangible assets are comprised of customer relationships and brands acquired in a business combination specifically related to the Tendercard division (see note 2) and its DEB Platform. The Company amortizes intangible assets with a definitive life over their respective useful lives. Assets with indefinite lives are tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company did not note any impairment as of April 30, 2022.

Kindcard, Inc.

Notes to Consolidated Financial Statements (unaudited)

April 30, 2022

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS (continued)

Intangible assets (continued)

Intangible assets consist of the assets assumed in the acquisition of the Tendercard Division on June 7, 2021 (see note 2) and its DEB Platform. On December 21, 2021 the Company entered into a contract to develop the DEB Platform, its proprietary payment processing platform for a total cost of $150,000. A $75,000 deposit was paid in the fourth quarter of 2022 with the remaining balance billed in the first quarter of FY 2023 for the work performed and completed. The amount is recorded in accounts payable as of April 30, 2022. Once platform goes into production it will be depreciated over 3 years.

	April 30, 2022	January 31, 2022
Definite-lived intangible assets
Technology: DEB Platform	$150,000	$75,000
Technology: Tendercard Program	3,200	3,200
Customer Lists	9,900	9,900
Website	$5,200	$5,200
Trade Name	2,800	2,800
Less: accumulated amortization	(1,988)	(1,060)
Definite-lived intangible assets, net	$169,112	$95,040

Total Intangibles	$169,112	$95,040

The following is the future estimated amortization expense related to intangible assets as of April 30, 2022:

Year ending January 31,
2023 -	33,249
2024 -	54,913
2025 -	54,913
2026 -	24,447
2027 -	1,590
Total -	$169,112

NOTE 6 – CURRENT LIABILITIES

Accounts Payable

Accounts Payable is comprised of Trade payables of $185,995 and $106,395 at April 30, 2022 and January 31, 2022.

Accrued Payroll Expenses

Balance consists of Accrued Salaries & Wages $10,208 and $14,834, Accrued Payroll Tax $781 and $1,323 and Payroll Tax Payable of $51,511 and $52,846 at April 30, 2022 and January 31, 2022, respectively.

NOTE 7 – DUE TO RELATED PARTY

Due to Related Party

The total amount owed to the CEO as of April 30, 2022 was $296,501 (January 31, 2022 - $296,498). The amounts due to related party are unsecured and non-interest bearing with no set terms of repayment.

Kindcard, Inc.

Notes to Consolidated Financial Statements (unaudited)

April 30, 2022

NOTE 8 – SBA Loan

The balance consists of Small Business Administration Economic Disaster Injury Loan assumed in the acquisition of Kindcard on June 7, 2021, with a principal balance of $150,000 and $3,560 accrued interest for a total balance of $153,160. An additional $5,424 of interest was accrued for the eleven months ended April 30, 2022 for a total balance of $158,584. The term of the note is 30 years with an interest rate of 3.75% per annum, Installment payments of $713 currently scheduled to begin April 14, 2023.

Year ending January 31,

2023:	$6,417
2024:	8,556
2025:	8,556
2026:	8,556
2027:	8,556
Thereafter	117,943
Total future minimum loan payments	$158,584
Less: current portion	(244)
Long-term portion	158,340

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – COMMON STOCK

The Company is authorized to issue 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

The Company issued 8,000,000 shares of common stock at closing of the business acquisition, to KindCard, Inc. and Croesus Holdings Corp. for a total value of $24,000 (see note 2).

The Company issued 20,000 shares of common stock at $0.007 per share ($140) based on the current weighted average cost per share calculated using subsequent share prices issued for cash given the Company does not have an active trading market, with a par value of $0.001 per share on February 25, 2022 to Start Here, Inc. in exchange for rebranding services provided to the Company.

NOTE 11 – TERMINATION OF MATERIAL DEFINITIVE AGREEMENT

An Asset Purchase Agreement, dated as of the 1st day of January, 2022, was entered into between Wholesale Payments LLC, a Wyoming limited liability company (“Seller”) and the Company, Kindcard, Inc., a Nevada corporation (“Buyer”) to purchase 100% of the assets of Wholesale Payments, LLC. Pursuant to Sections 206(b)(ii) and 206(b)(iii), the Buyer and the Seller agreed to terminate this Agreement on March 9, 2022 and no assets were transferred to the Company. The Company received net proceeds of $48,968 related to a one-time commission that would not be considered revenue from Wholesale Payments, LLC prior to the Purchase Agreement being rescinded.

NOTE 12 – SUBSEQUENT EVENTS

Short-Term Loan

On May 9, 2022, the Company received a short-term loan from Vision Payments, Inc. in the amount of $10,000. The loan accrues interest at the rate of 7% per annum. Principal and interest are due on July 1, 2022.

Kindcard, Inc.

Notes to Consolidated Financial Statements (unaudited)

April 30, 2022

NOTE 12 – SUBSEQUENT EVENTS (continued)

On May 17, 2022 the Company entered into a Subscription Agreement with an investor to sell 3,000,000 restricted shares of common stock at $0.05 per share for a total purchase price of $150,000. On May 23, 2022 the Company issued 3,000,000 restricted shares of common stock with a par value of $0.001 per share to the investor.

Material Agreements

On May 13, 2022 the Company entered into a Promissory Note in the amount of $25,000 at a rate of 18% per annum. Principal and interest are due on July 18, 2022. In conjunction with the note the Company issued 50,000 shares of common stock with a par value of $0.001 per share. The cost of the shares will be recorded based on the relative fair value as debt discount and amortized over the term of the loan in accordance with the guidance.

On May 25, 2022 the Company entered into an Advisory Agreement related to the development, design and build of their compliance and state licensing program. The initial term of the agreement is six months at a rate of $5,000 per month ($30,000) with an option to renew on a month-to-month basis thereafter. The contract includes a Grant allowing the Advisor the opportunity to earn up to a total of One Million (1,000,000) common stock shares of Company to be issued one year from the effective date of the Advisory Agreement subject to approval by the Company’s Board of Directors and the achievement of certain mutually agreed goals and objectives.

On May 25, 2022 the Company entered into an Advisory Agreement for the oversight of all regulatory BSA/AML compliance matters and the drafting of the company’s comprehensive BSA/AML compliance program policies and procedures. The initial term of the agreement is six months at a rate of $5,000 per month ($30,000) with an option to renew on a month-to-month basis thereafter. The contract includes a Grant allowing the Advisor the opportunity to earn up to a total of Five Hundred Thousand (500,000) common stock shares of Company subject to approval by the Company’s Board of Directors and the achievement of certain mutually agreed goals and objectives.

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

Results of Operations

For the three-month period ended April 30, 2022, we had revenues of $184,950 as compared to $NIL in revenues for the three-month period ended April 30, 2021. Total Cost of Sales for the three-month period ended April 30, 2022 was $14,866 as compared to Total Cost of Sales for the three-month period ended April 30, 2021 of $NIL resulting in a Gross Profit for the three-month period ended April 30, 2022 of $170,064.

Operating Expenses for the three-month period ended April 30, 2022 were $198,778 resulting in Net Loss from Operations of $28,714. Other Income was $49,968 resulting in a Net Income of $20,254 as compared to as compared to Operating Expenses for the three-month period ended April 30, 2021 of $9,063 resulting in a Net Loss from Operations of $9,063. Operating Expenses for the three-month period ended April 30, 2022 were comprised of General and Administrative Expenses of $196,588, Depreciation and Amortization of $2,190 and Professional Fees of $NIL as compared to as compared to Operating Expenses for the three-month period ended April 30, 2021 which were comprised of General and Administrative Expenses of $563, Depreciation and Amortization of $NIL and Professional Fees of $8,500.

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

As of April 30, 2022 we had $24,180 in cash and $50,532 in Accounts Receivable and $296,501 due to related parties. Total liabilities as of April 30, 2022, were $703,580 compared to $629,108 in total liabilities at January 31, 2022. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status.

The total amount owed to the CEO as of April 30, 2022 was $296,501 (January 31, 2022 - $296,498). The amounts due to related party are unsecured and non-interest bearing with no set terms of repayment

The balance consists of Small Business Administration Economic Disaster Injury Loan assumed in the acquisition of Kindcard on June 7, 2021, with a principal balance of $150,000 and $3,560 accrued interest for a total balance of $153,160. An additional $5,424 of interest was accrued for the eleven months ended April 30, 2022 for a total balance of $158,584. The term of the note is 30 years with an interest rate of 3.75% per annum, Installment payments of $713 currently scheduled to begin April 14, 2023.

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

4

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of April 30, 2022, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

5

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

The Company issued 8,000,000 shares of common stock at closing, to KindCard, Inc. and Croesus Holdings Corp (the “Sellers”). Value of shares ($0.00278 per share) is based on the last transaction of price per share in a private transaction.

The Company issued 20,000 shares of common stock with a par value of $0.001 per share on February 25, 2022 to Start Here, Inc. in exchange for rebranding services provided to the Company with a value of $20,000.

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

6

Item 6. Exhibits.

EXHIBIT INDEX

3.1	Articles of Amendment [1]

3.2	By-Laws Inc. [1]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

[1]	Incorporate by reference from the Company’s S-1 filed with the Commission on July 24, 2017

*	Included in Exhibit 31.1

**	Included in Exhibit 32.1

7

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kindcard, Inc.
(Registrant)

Date: June 21, 2022	By:	/s/ Michael Rosen
Michael Rosen
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

8