Form 10-Q
period 2022-10-31
Kindcard, Inc.
filed 2022-12-14
CIK 1696025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

Commission File Number 000-56003

KINDCARD, INC.
(Exact name of registrant as specified in its charter)

Nevada	81-4520116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Yamato Road, #100, Boca Raton, Florida, 33431

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

As of December 9, 2022, there were 86,945,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Kindcard, Inc. and Subsidiaries

Consolidated Financial Statements

October 31, 2022

(Unaudited)

3

Kindcard, Inc. and Subsidiaries

Consolidated Balance Sheets

	October 31, 2022	January 31, 2022
Assets	(unaudited)
Current Assets:
Cash	$24,286	$21,131
Accounts receivable, net	30,476	31,525
Total Current Assets	54,762	$52,656
Property, plant and equipment, net	13,573	11,375
Intellectual property, net	185,538	95,040
Total Other Assets	199,111	106,415
Total Assets	$253,873	$159,071
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$136,984	$106,395
Accrued payroll expenses	38,827	69,003
Due to related party	296,501	296,498
Notes payable	145,731	-
Current portion SBA loan	4,991	-
Total Current Liabilities	623,034	471,896
Long-term Liabilities
SBA loan and accrued interest	156,428	157,212
Total Long-term Liabilities	156,428	157,212
Total Liabilities	779,462	629,108
Commitments and Contingencies - See Note 9	-	-
Stockholders’ Deficit
Common Stock	86,945	83,825
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 86,945,000 of common stock as of October 31, 2022 (January 31, 2022 – 83,825,000)
Additional Paid In Capital	108,395	(43,625)
Accumulated Deficit	(720,929)	(510,237)
Total Stockholders’ Deficit	(525,589)	(470,037)
Total Liabilities and Stockholders’ Deficit	$253,873	$159,071

The accompanying notes are an integral part of these unaudited consolidated financial statements

Kindcard, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended October 31,		For the nine months ended October 31,
	2022	2021	2022	2021
Revenue	$148,162	$-	$472,316	$-
Cost of Sales	24,240	-	60,248	-
Gross Profit	123,922	-	412,068	-
Operating Expenses
General and Administrative Expenses	215,024	2,122	630,773	12,677
Depreciation and Amortization	23,356	-	40,955	-
Professional Fees	-	8,880	-	21,380
Total Operating Expenses	238,380	11,002	671,728	34,057
Net Loss from Operations	(114,458)	(11,002)	(259,660)	(34,057)
Other Income – Wholesale Payments-See Note 11	-	-	48,968	-
Net Loss	$(114,458)	(11,002)	$(210,692)	$(34,057)
Net Loss Per Common Share – Basic and Diluted	$-	$-	-	$-
Weighted Average Number of Common Shares Outstanding -
Basic and Diluted	86,945,000	79,390,217	82,734,927	77,026,465

The accompanying notes are an integral part of these unaudited consolidated financial statements

Kindcard, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

 For the three and nine months ended October 31, 2022

(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2022	83,825,000	83,825	(43,625)	(510,237)	(470,037)
Net income for period ended April 30, 2022	-	-	-	20,254	20,254
Shares issued in exchange for services	20,000	20	120		140
Balance, April 30, 2022	83,845,000	83,845	(43,505)	(489,983)	(449,643)
Net loss for period ended July 31, 2022	-	-	-	(116,488)	(116,488)
Shares issued for cash	3,000,000	3,000	147,000	-	150,000
Shares issued with debt	100,000	100	4,900	-	5,000
Balance, July 31, 2022	86,945,000	$86,945	$108,395	$(606,471)	$(411,131)
Net loss for period ended October 31, 2022	-	-	-	(114,458)	(114,458)
Balance, October 31, 2022	86,945,000	$86,945	$108,395	$(720,929)	$(525,589)

For the three and nine months ended October 31, 2021

(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2021	75,825,000	75,825	(59,625)	(113,119)	(96,919)
Net loss for period ended April 30, 2021	-	-	-	(9,063)	(9,063)
Balance, April 30, 2021	75,825,000	$75,825	$(59,625)	$(122,182)	$(105,982)
Net loss for period ended July 31, 2021	-	-	-	(13,992)	(13,992)
Balance, July 31, 2021	75,825,000	$75,825	$(59,625)	$(136,174)	$(119,974)
Shares issued for acquisition	8,000,000	8,000	14,240	-	22,240
Net loss for period ended October 31, 2021	-	-	-	(11,002)	(11,002)
Balance, October 31, 2021	83,825,000	$83,825	$(45,385)	$(147,176)	$(108,736)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Kindcard, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	October 31,	October 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(210,692)	$(34,057)
Adjustments to reconcile net income to net cash used in operations
Stock issued for services	140	-
Shares issued with debt	5,000	-
Depreciation and amortization	40,955	-
	46,095	-
Decrease (increase) in operating assets/liabilities
Accounts receivable	1,052	-
Accounts payables	30,590	323
Accrued expenses	(25,969)	-
Prepaid Expenses	-	(22,240)
Total Adjustments to reconcile Net loss to Net Cash used in operations	51,768	(21,917)
Net cash used in by operating activities	$(158,924)	$(55,974)
Cash flows from investing activities
Costs incurred to develop intellectual property	(133,652)	-
Net cash used in investing activities	(133,652)	-
Cash flows from financing activities
Shares issued for acquisition	-	22,240
Proceeds from related party loan	-	33,783
Proceeds from sale of shares for cash	150,000	-
Proceeds from notes payable, net	145,731	-
Net cash provided by financing activities	$295,731	$56,023
Net cash increase for the year	3,155	49
Cash at beginning of period	$21,131	$43
Cash at end of period	$24,286	$92
Supplemental disclosures:
Non-cash activities:
Common Stock issued in exchange for services	$140	$-
Shares issued with debt	$5,000	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

October 31, 2022

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

KindCard, Inc. (f/k/a MWF Global Inc.) (the “Company”) was incorporated in the State of Nevada on November 18, 2016, and established a fiscal year end of January 31. The Company was originally organized to sell unique country specific handcrafted natural products with a focus on sourcing these products from South-East Asia and offering these products for sale through the Company’s website and to establish other distribution channels. On June 1, 2021, RMR Management LLC (“RMR” and the “Majority Stockholder”) purchased 54,000,000 shares of common stock of the Company, representing the majority of the Company’s issued and outstanding shares, from William D Mejia in consideration of a purchase price of $150,000. RMR is owned and controlled by Michael Rosen, the Company’s sole officer and director. On June 7, 2021, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Kindcard, Inc., a Massachusetts corporation (“KindCard MA”) and Croesus Holdings Corp, a Massachusetts corporation (“Croesus” and together with Kindcard MA, the “Seller”), pursuant to which the Company acquired (i) all of the intellectual property and operational assets (collectively, the “Assets”) of the Tendercard Division of Croesus and (ii) 100% of the issued and outstanding shares of common stock of Kindcard MA in consideration of an aggregate of 8,000,000 shares of common stock of the Company. On June 16, 2021, Michael Rosen was appointed as a Director of the Company. On June 30, 2021, William D. Mejia resigned as a director and the sole officer of the Company and Michael Rosen was appointed as the sole officer of the Company. On July 9, 2021, the Company filed a Certificate of Amendment to Articles of Incorporation (the “Certificate”) with the State of Nevada effectuate a name change (the “Name Change”). As a result of the Name Change, the Company’s name changed from “MWF Global Inc.” to “Kindcard, Inc.”. The Certificate was approved by the Majority Stockholder and by the Board of Directors of the Company. The Purchase Agreement and the transactions contemplated therein closed on August 16, 2021 (the “Closing”). Subsequent to the Closing, the Company became aware that the Sellers failed to deliver certain of the Assets to the Company in material breach of the Purchase Agreement. A settlement arrangement is currently being negotiated between the Company and Sellers in connection with such matter. On August 26, 2021, Tendercard, Inc., a wholly owned subsidiary of the Company, was incorporated by the Company in the State of Nevada. In addition, on January 14, 2022, Deb, Inc., a wholly owned subsidiary of the Company, was incorporated by the Company in the State of Nevada. In connection with the Name Change, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority. The Name Change was implemented by FINRA on September 21, 2021. Our symbol on OTC Markets was KCRDD for 20 business days from September 21, 2021 (the “Notification Period”). Our new CUSIP number is 49452K105. As a result of the name change, our symbol was changed to “KCRD” following the Notification Period.

The Company, through its wholly owned operating subsidiaries, Deb, Inc. and Tendercard, Inc., is an innovative FinTech and PayTech company which provides alternative Closed-Loop payment solutions to consumers and businesses across a wide variety of verticals.

Going concern

These financial statements have been prepared assuming the Company will be able to continue as a going concern. To date, the Company has generated revenues from its business operations and has incurred accumulated operating losses of $720,929. At October 31, 2022, the Company has a working capital deficit of $568,272 and a net loss of $210,692 for the nine months ended October 31, 2022. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern from a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of October 31, 2022, the Company has issued 86,945,000 shares of common stock issued and outstanding. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended January 31, 2022 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended October 31, 2022 are not necessarily indicative of the results that may be expected for the year ending January 31, 2023.

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

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

October 31, 2022

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

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive instruments in the Company. There are no common stock equivalents at October 31, 2022.

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

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

October 31, 2022

NOTE 2 – BUSINESS ACQUISITION

On June 7, 2021, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Kindcard, Inc., a Massachusetts corporation (“KindCard MA”) and Croesus Holdings Corp., a Massachusetts corporation (“Croesus” and together with Kindcard MA, the “Seller”) pursuant to which the Company acquired 100% of the outstanding shares of common stock of Kindcard MA (the “Kindcard MA Shares”) and all of intellectual property and operational assets (collectively, the “Tendercard Assets”) of the Tendercard Division of Croesus in consideration of an aggregate of 8,000,000 shares of common stock of the Company issued to the owners of KindCard MA and Croesus at a per share price of $0.003 per share representing a total cash value of $24,000 based on the equitable market value on the date of purchase (see Note 1). In addition, the Company assumed a SBA Loan from Kindcard MA in the amount of $157,212 resulting in total consideration paid by the Company valued at $177,160. The Purchase Agreement and the transactions contemplated therein closed on August 16, 2021 (the “Closing”). Subsequent to the Closing, the Company became aware that the Sellers failed to deliver certain of the Assets to the Company in material breach of the Purchase Agreement. A settlement arrangement is currently being negotiated between the Company and Sellers in connection with such matter.

As a result, the goodwill from the acquisition of the Kindcard MA Shares was considered impaired and the Company recorded and impairment expense of $110,291 as of January 31, 2022. The other intangible assets recorded related to the acquisition of the Tendercard Assets from Croesus. In addition, the Purchase Agreement included certain contingent consideration for additional shares to be issued to Seller upon certain conditions being met related to the Company’s quoted common stock price. Given that the Seller failed to deliver certain of the Assets as noted, the Company did not issue any additional shares to Seller and therefore the contingent consideration was value at $0 initially. At October 31, 2022, the Company reevaluated the contingent consideration noting that it was still valued at $0.00.

On August 26, 2021, Tendercard, Inc., a wholly owned subsidiary of the Company, was incorporated by the Company in the State of Nevada. In addition, on January 14, 2022, Deb, Inc., a wholly owned subsidiary of the Company, was incorporated by the Company in the State of Nevada.

The Company, through its wholly owned operating subsidiaries, Deb, Inc. and Tendercard, Inc., is an innovative FinTech and PayTech company which provides alternative Closed-Loop payment solutions to consumers and businesses across a wide variety of verticals.

The Company recorded the above acquisition in accordance with ASC-805, pertaining to business combinations. The following table summarizes the consideration paid for the acquisition and the amounts of the assets acquired at fair market value assumed recognized at the acquisition date.

Purchase Price Considerations	Fair Value
Stock Consideration	$24,000
SBA Loan	153,160
Total Purchase Consideration & Assumed Liabilities	$177,160
Tangible Assets
Cash	19,048
Accounts Receivable	26,721
Intangible Assets
Customer Lists	9,900
Website	5,200
Trade Name	2,800
Technology	3,200
Goodwill	110,291
Total Assets	$177,160

NOTE 3 – ACCOUNTS RECEIVABLE, Net

We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific allowance is established based on expected future cash flows and the financial condition of the debtor. We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due. We consider any balance unpaid after the contract payment period to be past due. There are $31,082 and $31,745 in accounts receivables net of $606 and $220 allowances at October 31, 2022 and January 31, 2022, respectively.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

October 31, 2022

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Property and equipment consist of the following at:

	October 31,	January 31,
	2022	2022
Merchandise and equipment: Vault	$10,000	$10,000
Merchandise and equipment: Office Equipment	4,286	2,545
Merchandise and equipment: IT Equipment	4,945	-
Less: accumulated depreciation	(5,658)	(1,170)
Total	$13,573	$11,375

Depreciation expense amounted to approximately $1,819 and $NIL during the three months ended October 31, 2022 and October 31, 2021, respectively.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired and liabilities assumed, including related tax effects. Goodwill is not amortized; instead, goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors such as macro-economic conditions, industry and market conditions, cost factors as well as other relevant events, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will recognize an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. The Company did not note any impairment as of October 31, 2022.

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

Intangible assets

Intangible assets are comprised of customer relationships and brands acquired in a business combination specifically related to the Company’s Tendercard division (see note 2) and also comprised of development costs for its proprietary payment processing “DEB Platform” through the Company’s wholly owned subsidiary, Deb, Inc. The Company amortizes intangible assets with a definitive life over their respective useful lives of 3-5 years. Assets with indefinite lives are tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company did not note any impairment as of October 31, 2022.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

October 31, 2022

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS (continued)

Intangible assets (continued)

On December 21, 2021 the Company entered into a contract to develop its proprietary payment processing DEB Platform, a for a total cost of $150,000. On June 8, 2022, the Company entered into a contract to further customize the platform for an additional cost of $51,965 which has been paid as of October 31, 2022 for the work performed and completed. The platform is currently in testing, is anticipated to go into production in the fourth quarter of FY 2023 and will be depreciated over 3 - 5 years.

	October 31, 2022	January 31, 2022
Definite-lived intangible assets
Technology: DEB Platform	$201,965	$75,000
Technology: Tendercard Program	3,200	3,200
Customer Lists	9,900	9,900
Website	$5,200	$5,200
Trade Name	2,800	2,800
Less: accumulated amortization	(37,527)	(1,060)
Definite-lived intangible assets, net	$185,538	$95,040

The following is the future estimated amortization expense related to intangible assets as of October 31, 2022:

Year ending January 31,
2023 -	22,737
2024 -	72,235
2025 -	72,235
2026 -	17,802
2027 -	529
Total -	$185,538

NOTE 6 – CURRENT LIABILITIES

Accounts Payable

Accounts Payable is comprised of Trade payables of $136,984 and $106,395 at October 31, 2022 and January 31, 2022, respectively.

 Accrued Payroll Expenses

Balance consists of Accrued Salaries & Wages $10,208 and $14,834, Accrued Payroll Tax $781 and $1,323 and Payroll Tax Payable of $27,838 and $52,846 at October 31, 2022 and January 31, 2022, respectively.

NOTE 7 – DUE TO RELATED PARTY

Due to Related Party

The total amount owed to the Company’s CEO as of October 31, 2022 and January 31, 2022 were $296,501 and $296,498, respectively. The amounts due to related party are unsecured and non-interest bearing with no set terms of repayment.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

October 31, 2022

NOTE 8 – Loans

SBA Loan

The balance consists of Small Business Administration Economic Disaster Injury Loan assumed in the acquisition of Kindcard on June 7, 2021, with a principal balance of $150,000 and $3,160 accrued interest for a total balance of $153,160. An additional $8,259 of interest was accrued for the seventeen months ended October 31, 2022 for a total balance of $161,419. The term of the note is 30 years with an interest rate of 3.75% per annum, Installment payments of $713 currently scheduled to begin April 14, 2023.

Year ending January 31,

2023:	$6,417
2024:	8,556
2025:	8,556
2026:	8,556
2027:	8,556
Thereafter	120,778
Total future minimum loan payments	$161,419
Less: current portion	(4,991)
Long-term portion	156,428

Notes Payable

Loans payable consists of $142,192 and $0.00 in short term loans payable and accrued interest of $3,539 and $0.00 at October 31, 2022 and January 31, 2022, respectively. These loans with non-related parties are unsecured and have interest rates ranging from 7% to 12% per annum and maturity dates within one to twelve months.

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

On May 25, 2022, the Company entered into an Advisory Agreement related to the development, design and build of its compliance and state licensing program. The initial term of the agreement is six months at a rate of $5,000 per month ($30,000) with an option to renew on a month-to-month basis thereafter. The contract includes a stock grant allowing the Advisor the opportunity to earn up to a total of 1,000,000 shares of common stock (the “Shares”) of Company to be issued one year from the effective date of the Advisory Agreement subject to approval by the Company’s Board of Directors and the achievement of certain mutually agreed goals and objectives. As of October 31, 2022, no Shares have been issued.

On May 25, 2022, the Company entered into an Advisory Agreement for the oversight of all regulatory BSA/AML compliance matters and the drafting of the Company’s comprehensive BSA/AML compliance program policies and procedures. The initial term of the agreement is six months at a rate of $5,000 per month ($30,000) with an option to renew on a month-to-month basis thereafter. The contract includes a stock grant allowing the Advisor the opportunity to earn up to a total of 500,000 shares of common stock (the “Shares”) of Company subject to approval by the Company’s Board of Directors and the achievement of certain mutually agreed goals and objectives. As of October 31, 2022, no Shares have been issued.

NOTE 10 – COMMON STOCK

The Company is authorized to issue 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On August 16, 2021, the Company issued an aggregate of 8,000,000 shares of common stock to KindCard, Inc. and Croesus Holdings Corp. at the closing of the business acquisition for a total value of $24,000 (see note 2).

On February 25, 2022, the Company issued 20,000 shares of common stock to Start Here, Inc. in exchange for rebranding services provided to the Company at $0.007 per share ($140) based on the current weighted average cost per share calculated using subsequent share prices issued for cash given the Company does not have an active trading market, with a par value of $0.001 per share.

On May 13, 2022, the Company issued 50,000 shares of common stock in connection with a promissory note. The $2,500 cost of the shares was allocated based on the relative fair value. Given the short term maturity of the note, the cost was expensed in full during the quarter.

On May 17, 2022, the Company entered into a subscription agreement with an accredited investor pursuant to which the Company issued 3,000,000 restricted shares of common stock at $0.05 per share for a total purchase price of $150,000 on May 23, 2022.

On June 12, 2022, the Company issued 50,000 shares of common stock in connection with a promissory note. The $2,500 cost of the shares was allocated based on the relative fair value. Given the short term maturity of the note, the cost was expensed in full during the quarter.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

October 31, 2022

NOTE 11 – TERMINATION OF MATERIAL DEFINITIVE AGREEMENT

On January 1, 2022, the Company entered into an Asset Purchase Agreement (the “APA”) with Wholesale Payments LLC, a Wyoming limited liability company (“Seller”) pursuant to which the Company was to purchase 100% of the assets of Seller. On March 9, 2022, the Company and Seller agreed terminate the APA pursuant to Sections 206(b)(ii) and 206(b)(iii) of the APA and, accordingly, no assets of Seller were transferred to the Company. The Company received net proceeds of $48,968 from Seller related to a one-time commission that would not be considered revenue and was recorded as other income prior to the APA being terminated.

 NOTE 12 – SUBSEQUENT EVENTS

On November 1, 2022, the Company received a short-term loan from Voxel Supply, LLC in the amount of $5,400. The loan accrues interest at the rate of 7% per annum. Principal and interest are due on October 31, 2023.

On December 12, 2022, the Company entered into a corporate advisory agreement with Brian Schultz (“Schultz”) pursuant to which Schultz provides certain business, operations, and financial advisory services to the Company (the “Services”).  In consideration of the Services, the Company issued to Schultz 6,500,000 restricted shares of common stock of the Company.

On December 12, 2022, the Company entered into a corporate advisory agreement with Nicholas Cardoso (“Cardoso”) pursuant to which Cardoso provides certain business, operations, and financial advisory services to the Company (the “Services”).  In consideration of the Services, the Company issued to Cardoso 3,500,000 restricted shares of common stock of the Company.

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

Company Overview

KindCard, Inc. (f/k/a MWF Global Inc.) (the “Company”) was incorporated in the State of Nevada on November 18, 2016, and established a fiscal year end of January 31. The Company was originally organized to sell unique country specific handcrafted natural products with a focus on sourcing these products from South-East Asia and offering these products for sale through the Company’s website and to establish other distribution channels. On June 1, 2021, RMR Management LLC (“RMR” and the “Majority Stockholder”) purchased 54,000,000 shares of common stock of the Company, representing the majority of the Company’s issued and outstanding shares, from William D Mejia in consideration of a purchase price of $150,000. RMR is owned and controlled by Michael Rosen, the Company’s sole officer and director. On June 7, 2021, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Kindcard, Inc., a Massachusetts corporation (“KindCard MA”) and Croesus Holdings Corp, a Massachusetts corporation (“Croesus” and together with Kindcard MA, the “Seller”), pursuant to which the Company acquired (i) all of the intellectual property and operational assets (collectively, the “Assets”) of the Tendercard Division of Croesus and (ii) 100% of the issued and outstanding shares of common stock of Kindcard MA in consideration of an aggregate of 8,000,000 shares of common stock of the Company. On June 16, 2021, Michael Rosen was appointed as a Director of the Company. On June 30, 2021, William D. Mejia resigned as a director and the sole officer of the Company and Michael Rosen was appointed as the sole officer of the Company. On July 9, 2021, the Company filed a Certificate of Amendment to Articles of Incorporation (the “Certificate”) with the State of Nevada effectuate a name change (the “Name Change”). As a result of the Name Change, the Company’s name changed from “MWF Global Inc.” to “Kindcard, Inc.”. The Certificate was approved by the Majority Stockholder and by the Board of Directors of the Company. The Purchase Agreement and the transactions contemplated therein closed on August 16, 2021 (the “Closing”). Subsequent to the Closing, the Company became aware that the Sellers failed to deliver certain of the Assets to the Company in material breach of the Purchase Agreement. A settlement arrangement is currently being negotiated between the Company and Sellers in connection with such matter. On August 26, 2021, Tendercard, Inc., a wholly owned subsidiary of the Company, was incorporated by the Company in the State of Nevada. In addition, on January 14, 2022, Deb, Inc., a wholly owned subsidiary of the Company, was incorporated by the Company in the State of Nevada. In connection with the Name Change, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority. The Name Change was implemented by FINRA on September 21, 2021. Our symbol on OTC Markets was KCRDD for 20 business days from September 21, 2021 (the “Notification Period”). Our new CUSIP number is 49452K105. As a result of the name change, our symbol was changed to “KCRD” following the Notification Period.

The Company, through its wholly owned operating subsidiaries, Deb, Inc. and Tendercard, Inc., is an innovative FinTech and PayTech company which provides alternative Closed-Loop payment solutions to consumers and businesses across a wide variety of verticals. The Company believes that mobile wallet technology will ultimately grow to become the preferred method for merchants and consumers to transact at the point of sale, and it is our goal to capture significant market share from the mobile wallet segment through our proprietary consumer app and merchant services platform, “Pay with Deb”.

Deb, Inc. targets the high-risk merchant market where businesses operating within innovative verticals and e-commerce are incurring higher transaction costs, utilizing a robust compliance policy for onboarding users and businesses in accordance with federal and state regulations. Pay with Deb operates on a closed loop system, whereby consumers can purchase “Deb Tokens” to store in their wallet and use them to make purchases with the Pay with Deb merchant network. Deb Tokens are not a crypto currency, stable coins, or tied to any exchange. Funds used to purchase Deb Tokens are kept in a custodial deposit account ensuring that Deb Tokens are valued 1:1 with the US dollar. By using Deb Tokens to transact with customers, suppliers, vendors, and employees, businesses can send and receive money without using traditional banking infrastructure or credit card rails. For businesses, Pay with Deb eliminates the transaction fees associated with traditional payment processors at the point of sale. For the consumer, Pay with Deb transactions at the point of sale only appear on the mobile wallet’s statement, not bank or credit card statements, offering additional privacy to the customer.

Tendercard, Inc. provides independent merchants with a gift card and loyalty platform, allowing businesses to purchase their own proprietary gift card program to promote and sell to their own customers, where their customers can also earn points. Tendercard’s gift card and loyalty platform replaces paper gift certificates and all manual recordkeeping with an electronic accounting and reporting system hosted by Tendercard. Unlike other gift card providers, Tendercard settles gift card purchases directly to the merchant’s account, never taking control of the money. Tendercard processing is available through the Bridgepay payment gateway and can be used with a dedicated terminal, or with Pax, and Dejavoo terminals.

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

Results of Operations

For the three-month period ended October 31, 2022, we had revenues of $148,162 as compared to $NIL in revenues for the three-month period ended October 31, 2021. Total Cost of Sales for the three-month period ended October 31, 2022 was $24,240 resulting in a Gross Profit of $123,922 as compared to Total Cost of Sales for the three-month period ended October 31, 2021 of $NIL. Operating Expenses for the three-month period ended October 31, 2022 were $238,380 resulting in Net Loss from Operations of $114,458. The net loss for the three-month period ended October 31, 2022 is comprised of General and Administrative Expenses of $215,024, Depreciation and Amortization of $23,356 and Professional Fees of $NIL, as compared to the Net Loss for the three-month period ended October 31, 2021 of $11,002 which were comprised of General and Administrative Expenses of $2,122, Professional fees of $8,880, and Depreciation and Amortization of $NIL. The changes in results of operations for the three-month period ended October 31, 2022 as compared to the three-month period ended October 31, 2021 are as a result of the Tendercard division added in June of 2021.

For the nine-month period ended October 31, 2022, we had revenues of $472,316 as compared to $NIL in revenues for the nine-month period ended October 31, 2021. Total Cost of Sales for the nine-month period ended October 31, 2022 was $60,248, resulting in a Gross Profit of $ 412,068, as compared to Total Cost of Sales for the nine-month period ended October 31, 2021 of $NIL resulting in a Gross Profit for the nine-month period ended October 31, 2021 of $NIL. Operating Expenses for the nine-month period ended October 31, 2022 were $671,728 Other Income was $48,968 resulting in Net Loss from Operations of $210,692. The net loss for the nine-month period ended October 31, 2022 is comprised of General and Administrative Expenses of $630,773, Depreciation and Amortization of $40,955 and Professional Fees of $NIL, as compared to the Net Loss for the nine-month period ended October 31, 2021 of $34,057 which were comprised of General and Administrative Expenses of $12,677, Professional fees of $21,380, and Depreciation and Amortization of $NIL. The changes in results of operations for the nine-month period ended October 31, 2022 as compared to the nine-month period ended October 31, 2021 are as a result of the Tendercard division added in June of 2021.

Liquidity and Capital Resources

Although we have raised limited funds in the form of debt financing, we anticipate that until we generate more revenue, we will require additional financings in order to fully implement our plan of operations.

As of October 31, 2022 we had $24,286 in cash, $30,476 in Accounts Receivable and $296,501 due to related parties. Total liabilities as of October 31, 2022, were $779,462 compared to $629,108 in total liabilities at January 31, 2022. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status.

The total amount owed to the Company’s CEO as of October 31, 2022 was $296,501. The amounts due to related party are unsecured and non-interest bearing with no set terms of repayment

The balance consists of  the Small Business Administration Economic Disaster Injury Loan assumed in the acquisition of Kindcard on June 7, 2021, with a principal balance of $150,000 and $3,160 accrued interest for a total balance of $153,160. An additional $8,259 of interest was accrued for the seventeen months ended October 31, 2022 for a total balance of $161,419. The term of the note is 30 years with an interest rate of 3.75% per annum, Installment payments of $713 currently scheduled to begin April 14, 2023, Accounts Payable of $136,984, Accrued Payroll Expenses of $38,827 and Notes Payable of $145,731.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of October 31, 2022, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

10.1*	Corporate Advisory Agreement by and between Kindcard, Inc. and Brian Schultz dated December 12, 2022.

10.2*	Corporate Advisory Agreement by and between Kindcard, Inc. and Nicholas Cardoso dated December 12, 2022.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2+	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

32.1*	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

#	Indicates management contract or compensatory plan.

+	Included in Exhibit 31.1

++	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kindcard, Inc.
(Registrant)

Date: December 14, 2022	By:	/s/ Michael Rosen
Michael Rosen
CEO, CFO, President, and Director
(Principal Executive Officer,
Principal Financial and Accounting Officer)

