Form 10-K
period 2023-01-31
Kindcard, Inc.
filed 2023-05-19
CIK 1696025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ____ to ____

Commission File No. 000-56003

KINDCARD, INC.
(Exact name of registrant as specified in its charter)

Nevada	81-4520116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Yamato Road, #100

Boca Raton, Florida, 33431

(Address of principal executive offices, Zip Code)

(888) 888-0708(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to section 12(g) of the Act:

Common stock, par value $0.001 per share

(Title of class)

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

As of July 31, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $258,903.

As of May 16, 2023, there were 96,945,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

KINDCARD, INC.

 FORM 10-K ANNUAL REPORT

ii

PART I

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES ACT, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE “EXCHANGE ACT”). FORWARD-LOOKING STATEMENTS DISCUSS MATTERS THAT ARE NOT HISTORICAL FACTS. CERTAIN STATEMENTS IN THIS ANNUAL REPORT MAY CONSTITUTE “FORWARD LOOKING STATEMENTS”. WHEN THE WORDS “BELIEVES”, “ANTICIPATES”, “INTENDS”, “EXPECTS”, “PLANS”, “SEEKS”, “PROJECTS”, “ESTIMATES” AND SIMILAR EXPRESSIONS ARE USED, THEY IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE, ARE BASED ON VARIOUS UNDERLYING ASSUMPTIONS AND CURRENT EXPECTATIONS ABOUT THE FUTURE AND ARE NOT GUARANTEES. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVEL OF ACTIVITY, PERFORMANCE OR ACHIEVEMENT TO BE MATERIALLY DIFFERENT FROM THE RESULTS OF OPERATIONS OR PLANS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT’S CURRENT BELIEFS AND ASSUMPTIONS AND INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. INFORMATION CONCERNING FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS CAN BE FOUND IN OUR PERIODIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES OR REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

Unless otherwise indicated, references to “we”, “us”, “our”, “Company”, “MWF Global Inc.”, “Kindcard”, and “KCRD” mean Kindcard, Inc. and its subsidiaries, and references to “fiscal” mean the Company’s fiscal year ended January 31. References to the “parent company” mean Kindcard, Inc.

iii

PART I

ITEM 1. BUSINESS

General

Unless the context otherwise requires, in this report, the terms “Kindcard”, “Company”, “KCRD”, “us”, “we”, or “our” refers to Kindcard, Inc., a Nevada corporation, and its subsidiaries. The Company’s principal office is located at 1001 Yamato Road, #100, Boca Raton, Florida, 33431. The Company’s telephone number is (888) 888-0708. The Company’s websites are: www.kindcard.com, www.paywithdeb.com, and www.thetendercard.com. The Company reports its operations using a fiscal year ending January 31, and the operations reported on this Form 10-K are presented on a consolidated basis.

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (“SEC”). In this Annual Report on Form 10-K, the language “this fiscal year” or “current fiscal year” refers to the 12-month period ended January 31, 2023.

In addition, the public may read and copy any materials the Company’s files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site ( www.sec.gov ) that contains reports, proxy and information statements regarding issuers, like the Company, that file electronically with the SEC.

Company History

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

Business Overview

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

Deb, Inc. targets the high-risk merchant market where businesses operating within innovative verticals and e-commerce are incurring higher transaction costs, utilizing a robust compliance policy for onboarding users and businesses in accordance with federal and state regulations. Pay with Deb operates on a closed-loop system, whereby consumers can purchase “Deb Tokens” to store in their wallet and use them to make purchases with the Pay with Deb merchant network. Deb Tokens are not a crypto currency, stable coins, or tied to any exchange. Funds used to purchase Deb Tokens are kept in a custodial deposit account ensuring that Deb Tokens are valued 1:1 with the US dollar. By using Deb Tokens to transact with customers, suppliers, vendors, and employees, businesses can send and receive money without using traditional banking infrastructure or credit card rails. For businesses, Pay with Deb eliminates the transaction fees associated with traditional payment processors at the point of sale. For the consumer, Pay with Deb transactions at the point of sale only appear on the mobile wallet’s statement, not bank or credit card statements, offering additional privacy to the customer.

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

Recent Developments

Deb, Inc.’s “Pay With Deb” consumer app was recently approved by the Apple and Google stores and is now live and ready for final beta testing to move to a fully operable alternative payments platform both in-store and online.

Tendercard, Inc. is finalizing the upgrade of all of its servers to be able to guarantee a 99.9% uptime for all of its subscribers.  Tendercard, Inc. has also entered into an agreement with The Restaurant Heroes Franchisor Group (“Restaurant Heroes”) pursuant to which Restaurant Heroes may offer its franchisee’s the ability to market Tendercard, Inc.’s “Tendercard Gift and Loyalty” platform through Restaurant Heroes’ franchisee consultants and restaurant clients nationwide.

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

Sales and Marketing

In Q3 2023, both Deb, Inc. and Tendercard, Inc. plan to launch marketing campaigns in their respective business verticals industry-wide.

Deb, Inc. will be focusing its efforts on both online and in-store merchants looking for an alternative payments platform to the traditional credit card payment platforms for low and high risk merchants.

Tendercard, Inc. will focus its efforts along with its resellers to focus on all merchant types that are seeking to integrate a simple and cost effective Gift and Loyalty platform in time for the 2023 holiday season.

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

Competitive Advantages

The Company’s two wholly owned subsidiaries are uniquely positioned in the payments industry.  Deb, Inc. is an “alternative payment” platform to traditional payments made via traditional credit cards both in-store or online.  Its “Pay With Deb Wallet” allows consumer payments to be made directly to Deb, Inc. merchants in a total closed-loop environment reducing the high cost merchants pay for acceptance of credit cards.  Tendercard, Inc. is a simple and cost effective Gift and Loyalty platform which allows merchants to issue gift cards online and at the point-of-sale.  Merchant advantages include one monthly fee for unlimited gift card acceptance, total control of the funds received from gift card sales, and a robust back office account system and consumer marketing platform to market to their gift card holders.

Industry Overview

The payments industry is dominated by a small number of major players, i.e., Visa, MasterCard, Discover and American Express.  Each of these issuers allow for processing through a crowded field of processing platforms for credit card acceptance in-store and online.  These issuers set interchange, the established cost for accepting credit/debit cards worldwide.  In recent years, there has been a significant consolidation of the processing industry which in turn has decreased the competitiveness of the payments industry leaving merchants with few options for payments acceptance.

Growth Strategies

We intend to offer our Pay With Deb and Tendercard suite of alternative payment platforms to in-store and online merchants through a selected group of resellers nationwide.  We believe that our alternative payment platforms will be well received by resellers in the payments industry as they offer resellers additional revenue sources which complement their current traditional offering of payments. In the planned launch of our marketing campaigns, we hope to attract new resellers along with independent software developers looking to integrate our platforms to their point-of-sale software.

Research and Development

We are continuously in the process of identifying and/or developing potential new products and services to offer to our customers. Our expenditures on research and development have historically been small and immaterial compared to our other business expenditures.

Intellectual Property

The Company owns no patents. We have not applied for or received patent protection in the US or any other country, and, as a result, there is a distinct risk that we will not be able to adequately protect our intellectual property rights in these countries. We own and control a variety of trade secrets, confidential information, trademarks, and other intellectual property rights that, in the aggregate, are of material importance to our business. We consider our trademarks, service marks, and other intellectual property to be proprietary, and rely on a combination of copyright, trademark, trade secret, non-disclosure, and contractual safeguards to protect our intellectual property rights.

Government Regulation

Deb, Inc., through its Pay With Deb payments wallet and closed loop merchant platform, does come under government MSB/MTR regulations relative to loading of the Pay With Deb Wallet and the transfer of funds from the Wallet to in-store and online merchants. The Company has engaged an BSA/AML advisor that has reviewed all the MSB governing rules and regulations relative to Deb, Inc. and has written a comprehensive internal analysis and protocol to be implemented and strictly followed by the Company.

M&A Strategy

In Q2 2023, the Company launched an M&A strategy to identify high-margin, revenue generating businesses within above-average growth potential industry sectors as potential acquisition targets.

Employees

We believe that our success depends upon our ability to attract, develop and retain key personnel. We currently employ two full-time employees. The Company otherwise currently relies on the services of independent contractors. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be in good standing. Although we continually seek to add additional talent to our work force, management believes that it currently has sufficient human capital to operate its business successfully.

Our compensation programs are designed to align the compensation of our employees with our performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance.

The health and safety of our employees is our highest priority, and this is consistent with our operating philosophy. Since the onset of the COVID-19 pandemic, employees, including our specialized technical staff, are working from home or in a virtual environment unless they have a requirement to be in the office for short-term tasks and projects.

Our Offices

Our principal executive office is located at 1001 Yamato Road, #100, Boca Raton, Florida, 33431.

Our Websites

www.kindcard.com

www.paywithdeb.com

www.thetendercard.com

Capital Stock

The Company’s capitalization consists of 200,000,000 authorized common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

Legal Proceedings

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to, and our property is not subject to, any material legal proceedings.

Reports to Security Holders

We intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the SEC in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the SEC if they become necessary in the course of our company’s operations.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

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

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings or claims to which the Company is a party, or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder, is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not quoted on any trading platform and therefore no data is available for the periods ended January 31, 2023 and 2022.

Holders of our Common Stock

As of May 16, 2023, there were approximately fifty stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Discount EDGAR & XBRL, 125 Wolf Road, Suite 100, Albany, NY 12205.

Dividends

The Company has never declared or paid any cash or stock dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company presently does not have an equity compensation plan.

Recent Sales of Unregistered Securities

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

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and/or Rule 506 as promulgated under Regulation D as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

The foregoing information is a summary of each of the agreements involved in the transactions described above, is not complete, and is qualified in its entirety by reference to the full text of those agreements, each of which is attached an exhibit to this Annual Report on Form 10-K. Readers should review those agreements for a complete understanding of the terms and conditions associated with this transaction.

Issuer Purchases of Equity Securities

The Company has not repurchased its securities during the year ended January 31, 2023.

ITEM 6. SELECTED FINANCIAL DATA

As the Company is a Smaller Reporting Company (as defined by Rule 229.10(f)(1)), the Company is not required to provide the information under this item.

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

Company History

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

Business Overview

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

Deb, Inc. targets the high-risk merchant market where businesses operating within innovative verticals and e-commerce are incurring higher transaction costs, utilizing a robust compliance policy for onboarding users and businesses in accordance with federal and state regulations. Pay with Deb operates on a closed-loop system, whereby consumers can purchase “Deb Tokens” to store in their wallet and use them to make purchases with the Pay with Deb merchant network. Deb Tokens are not a crypto currency, stable coins, or tied to any exchange. Funds used to purchase Deb Tokens are kept in a custodial deposit account ensuring that Deb Tokens are valued 1:1 with the US dollar. By using Deb Tokens to transact with customers, suppliers, vendors, and employees, businesses can send and receive money without using traditional banking infrastructure or credit card rails. For businesses, Pay with Deb eliminates the transaction fees associated with traditional payment processors at the point of sale. For the consumer, Pay with Deb transactions at the point of sale only appear on the mobile wallet’s statement, not bank or credit card statements, offering additional privacy to the customer.

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

Recent Developments

Deb, Inc.’s “Pay With Deb” consumer app was recently approved by the Apple and Google stores and is now live and ready for final beta testing to move to a fully operable alternative payments platform both in-store and online.

Tendercard, Inc. is finalizing the upgrade of all of its servers to be able to guarantee a 99.9% uptime for all of its subscribers.  Tendercard, Inc. has also entered into an agreement with The Restaurant Heroes Franchisor Group (“Restaurant Heroes”) pursuant to which Restaurant Heroes may offer its franchisee’s the ability to market Tendercard, Inc.’s “Tendercard Gift and Loyalty” platform through Restaurant Heroes’ franchisee consultants and restaurant clients nationwide.

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

Sales and Marketing

In Q3 2023, both Deb, Inc. and Tendercard, Inc. plan to launch marketing campaigns in their respective business verticals industry-wide.

Deb, Inc. will be focusing its efforts on both online and in-store merchants looking for an alternative payments platform to the traditional credit card payment platforms for low and high risk merchants.

Tendercard, Inc. will focus its efforts along with its resellers to focus on all merchant types that are seeking to integrate a simple and cost effective Gift and Loyalty platform in time for the 2023 holiday season.

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

Competitive Advantages

The Company’s two wholly owned subsidiaries are uniquely positioned in the payments industry.  Deb, Inc. is an “alternative payment” platform to traditional payments made via traditional credit cards both in-store or online.  Its “Pay With Deb Wallet” allows consumer payments to be made directly to Deb, Inc. merchants in a total closed-loop environment reducing the high cost merchants pay for acceptance of credit cards.  Tendercard, Inc. is a simple and cost effective Gift and Loyalty platform which allows merchants to issue gift cards online and at the point-of-sale.  Merchant advantages include one monthly fee for unlimited gift card acceptance, total control of the funds received from gift card sales, and a robust back office account system and consumer marketing platform to market to their gift card holders.

Industry Overview

The payments industry is dominated by a small number of major players, i.e., Visa, MasterCard, Discover and American Express.  Each of these issuers allow for processing through a crowded field of processing platforms for credit card acceptance in-store and online.  These issuers set interchange, the established cost for accepting credit/debit cards worldwide.  In recent years, there has been a significant consolidation of the processing industry which in turn has decreased the competitiveness of the payments industry leaving merchants with few options for payments acceptance.

Growth Strategies

We intend to offer our Pay With Deb and Tendercard suite of alternative payment platforms to in-store and online merchants through a selected group of resellers nationwide.  We believe that our alternative payment platforms will be well received by resellers in the payments industry as they offer resellers additional revenue sources which complement their current traditional offering of payments. In the planned launch of our marketing campaigns, we hope to attract new resellers along with independent software developers looking to integrate our platforms to their point-of-sale software.

Research and Development

We are continuously in the process of identifying and/or developing potential new products and services to offer to our customers. Our expenditures on research and development have historically been small and immaterial compared to our other business expenditures.

Intellectual Property

The Company owns no patents. We have not applied for or received patent protection in the US or any other country, and, as a result, there is a distinct risk that we will not be able to adequately protect our intellectual property rights in these countries. We own and control a variety of trade secrets, confidential information, trademarks, and other intellectual property rights that, in the aggregate, are of material importance to our business. We consider our trademarks, service marks, and other intellectual property to be proprietary, and rely on a combination of copyright, trademark, trade secret, non-disclosure, and contractual safeguards to protect our intellectual property rights.

Government Regulation

Deb, Inc., through its Pay With Deb payments wallet and closed loop merchant platform, does come under government MSB/MTR regulations relative to loading of the Pay With Deb Wallet and the transfer of funds from the Wallet to in-store and online merchants. The Company has engaged an BSA/AML advisor that has reviewed all the MSB governing rules and regulations relative to Deb, Inc. and has written a comprehensive internal analysis and protocol to be implemented and strictly followed by the Company.

M&A Strategy

In Q2 2023, the Company launched an M&A strategy to identify high-margin, revenue generating businesses within above-average growth potential industry sectors as potential acquisition targets.

Employees

We believe that our success depends upon our ability to attract, develop and retain key personnel. We currently employ two full-time employees. The Company otherwise currently relies on the services of independent contractors. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be in good standing. Although we continually seek to add additional talent to our work force, management believes that it currently has sufficient human capital to operate its business successfully.

Our compensation programs are designed to align the compensation of our employees with our performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance.

The health and safety of our employees is our highest priority, and this is consistent with our operating philosophy. Since the onset of the COVID-19 pandemic, employees, including our specialized technical staff, are working from home or in a virtual environment unless they have a requirement to be in the office for short-term tasks and projects.

Our Offices

Our principal executive office is located at 1001 Yamato Road, #100, Boca Raton, Florida, 33431.

Our Websites

www.kindcard.com

www.paywithdeb.com

www.thetendercard.com

Plan of Operations

Our cash balance was $12,750 as of January 31, 2023 and $21,131 as of January 31, 2022. We believe our cash balance is not sufficient to fund our levels of operations for the next twelve months. We have been utilizing and may utilize funds from our President and Chief Executive Officer, Chairman of the Board of Directors, and majority holder of our common stock, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. Mr. Rosen, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to develop and begin to implement our business plan, we will need the funding from this offering. We have generated minimal revenues to date.

Going Concern

To date the Company has generated revenues from its business operations but has an accumulated deficit of $908,541. At January 31, 2023, the Company has a working capital deficit of $686,068. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern from a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, recovery of long-lived assets, income taxes and the valuation of equity transactions.

We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or products have been sold, the purchase price is fixed or determinable and collectability is reasonably assured.

The Company follows ASC 606, Revenue from Contracts with Customers (Topic 606). This standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Revenue is recognized when all of the following criteria are met:

Identification of the contract, or contracts, with a customer (ii) Identification of the performance obligations in the contract (iii) Determination of the transaction price (iv) Allocation of the transaction price to the performance obligations in the contract (v) Recognition of revenue when, or as, we satisfy performance obligation.

We currently offer the following products and services:

Kindcard provides cash pick up services for retail & wholesale merchants the within North American retail market through a strategic partnership agreement, per the agreement Kindcard’s partner is responsible for all aspects of the cash pickup services. Kindcard receives commission revenues which are recorded as earned over the life of these multiyear contracts.

Tendercard provides a stored value point of sale gift card processing solution to small and mid-sized businesses within North American retail market. The Company’s proprietary host-based program provides real time data and accurate records of all activity related to the gift card processing account and the related monthly reporting. Fixed monthly service fee revenues are recorded monthly. The fees are collected in arrears resulting in accounts receivable-unbilled at the end of each month. Fixed annual service fee revenues are collected in arrears and recorded accrued revenue.

Other Revenue is related to a non-refundable fee recorded in the first quarter of FY 2023 in $25,000 was recorded as Other Revenue at January 31, 2023 with the remaining $25,000 recorded as Deferred Revenue to be amortized over the remainder of the initial contract term which was two years.

Income Taxes

We are governed by the income tax laws of the United States. Income taxes are accounted for pursuant to ASC 740 “Accounting for Income Taxes,” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. The charge for taxes is based on the results for the period as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized, or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is changed to equity. Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and we intend to settle its current tax assets and liabilities on a net basis.

Stock-based Compensation

Stock based compensation is accounted for based on the requirements of the Share-Based Payment topic of Accounting Standards Codification (“ASC”) 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award. The Accounting Standards Codification also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the period of services or the vesting period, whichever is applicable. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated based on the then current fair value, at each subsequent reporting date.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our consolidated financial condition, results of operations, cash flows or disclosures.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Years Ended January 31, 2023 and January 31, 2022

Revenue

Total revenues amounted to $592,735 which consisted of $122,849 in commission revenue, $444,886 in gift card program revenue and $25,000 in other revenue for the year ended January 31, 2023. Total revenue was $370,244 which consisted of $329,726 in gift card program revenue and $40,518 in Commission revenue for the year ended January 31, 2022. The increase of $222,491 in revenue was due to an increase in gift card program revenue, commission revenue and a non-recurring licensing fee recorded as other revenue.

Cost of Revenue

Cost of revenue includes the direct cost of internal labor and related benefits, travel expenses related to consulting services, direct subcontractor costs, other related direct consulting costs.

For the years ended January 31, 2023 and 2022, the cost of revenue were $144,778 and $57,003, respectively, representing an increase of $87,775. The increase of cost of revenue was mainly driven by a increase in the direct costs to produce the revenue.

Operating Expenses

For the years ended January 31, 2023 and January 31, 2022, operating expenses consisted of the following:

	For the Years ended
	January 31,	January 31,
	2023	2022
Advertising and Marketing	$7,045	$47,464
Communications	$38,373	$27,233
Consulting	$282,212	$-
Employee Benefits	$20,026	$21,193
Legal and Professional Fees	$115,399	$106,428
General and Administrative	$165,637	$106,707
Salaries and Wages	$202,488	$289,327
Depreciation and Amortization	$59,179	$-
Bad Debt Expense	$1,660	$1,716
Taxes	$3,210	$-
Impairment	$-	$110,291
	$895,229	$710,359

•

Expenses for the year ended January 31, 2023 totaled $895,229, consisting primarily of advertising and marketing expense of $7,045, communications expense of $38,373, consulting expense of $282,212, employee benefits of $20,026, legal and professional fees of $115,399, general and administrative expenses of $165,637, salaries and wages of $202,488, depreciation and amortization of $59,179, bad debt expense of $1,660 and taxes of $3,210 resulting in a net loss of $398,304.

•	Expenses for the year ended January 31, 2022 totaled $710,359, consisting primarily of advertising and marketing expense of $47,464, communications expense of $27,233, employee benefits of $21,193, legal and professional fees of $106,428, general and administrative expenses of $106,707, salaries and wages of $289,327, bad debt expense of $1,716 and impairment of $110,291, resulting in a net loss of $397,118.

•	The increase in expenses between fiscal 2023 and fiscal 2022 was primarily due to the increase in operating activities of Tendercard, Inc. and development of the Deb, Inc. “Pay with Deb” platform.

Income (Loss) from Operations

As a result of the foregoing, for the year ended January 31, 2023, loss from operations amounted to $398,304, as compared to loss from operations of $397,118 for the year ended January 31, 2022.

Other Income

Other income (loss) for the years ended January 31, 2023 and 2022 were $48,968 and $0, respectively.

Other Expense

We did not have any other expense for the years ended January 31, 2023 and January 31, 2022.

Income Taxes

We did not have any income taxes expense for the years ended January 31, 2023 and January 31, 2022.

Net Income (Loss)

Net income (loss) for the years ended January 31, 2023 and 2022 were $(398,304) and $(397,118), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Our auditor’s report on our January 31, 2023 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “January 31, 2023 Audited Financial Statements.”

As of January 31, 2023, we had $12,750 of cash compared to $21,131 of cash as of January 31, 2022. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $908,541. As at January 31, 2023, the Company had a working capital deficit of $686,068.

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

We currently have no agreements and arrangements with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company. If we cannot raise additional funds, we will have to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

Cash flows from Operating Activities

Cash flows used by operating activities during the year ended January 31, 2023 amounted to $185,918 as compared with $110,225 for the year ended January 31, 2022.

Cash flows from Investing Activities

Cash flows used in investing activities during the year ended January 31, 2023 amounted to $133,824 as compared with $69,557 for the year ended January 31, 2022. Our investing activities in 2023 consisted of costs incurred in the development of intellectual property $133,985 and the purchase of software and equipment $6,686. Our investing activities in 2022 consisted of costs incurred in the development of intellectual property $75,000, the purchase of software and equipment $13,605 and cash acquired from acquisition of $19,048.

Cash flows from Financing Activities

Cash flows provided by financing activities during the year ended January 31, 2023 amounted to $311,361 as compared with $200,869 for the year ended January 31, 2022. Our positive cash flow in 2023 consisted of net proceeds from short term loans of $161,361 and proceeds from the sale of shares $150,000. Our positive cash flow in 2022 consisted of proceeds of related party loans $200,869.

Our capital requirements for the next twelve months primarily relate to cash to pay salaries, consulting fees and fees related to third parties’ professional services. All funds received have been expended in the furtherance of growing the business. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business;

●	Addition of administrative and sales personnel as the business grows; and

●	The cost of being a public company.

We will need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will be insufficient to satisfy our cash requirements under our present operating expectations. Other than working capital and advance received from related parties and funds received pursuant to securities purchase agreements, we presently have no other significant alternative source of working capital. We have used these funds to fund our operating expenses, pay our obligations and grow our company. We will need to raise significant additional capital to fund our operations and to provide working capital for our ongoing operations and obligations. Therefore, our future operation is dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to cease our operations. To date, we have not considered this alternative, nor do we view it as a likely occurrence.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $398,304 for the year ended January 31, 2023, and a net loss of $397,118 for the year ended January 31, 2022. The Company had accumulated deficits of $908,541 as of January 31, 2023, and accumulated deficits of $510,237 as of January 31, 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Since inception, our principal sources of operating funds have been proceeds from equity financing including the sale of our Common Stock to initial investors known to management and principal shareholders of the Company. We do not expect that our current cash on hand will fund our existing operations. We will need to raise additional capital in order execute our business plan and growth goals for at least the next twelve-month period thereafter. If the Company is unable to raise sufficient additional funds, it will have to execute a slower than planned growth path, reduce overhead and scale back its business plan until sufficient additional capital is raised to support further operational expansion and growth. There can be no assurance that such a plan will be successful.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS

The financial statements begin on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of January 31, 2023.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2023 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2023 based on the COSO framework criteria. Management has identified control deficiencies as follows:

●

The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only two officers with management functions and therefore there is lack of segregation of duties.

●

There is a strong reliance on outside consultants to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.

●	There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

●	A formal audit committee has not been formed.

Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff and reliance on outside consultants for external reporting. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and outside accounting consultants. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended January 31, 2023 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended January 31, 2023 are fairly stated, in all material respects, in accordance with US GAAP.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the year ended January 31, 2023, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our current executive officers and directors as of May 16, 2023.

Name	Age	Position
Michael Rosen	55	Chief Executive Officer, President, Chief Financial officer, Secretary, Treasurer, and Chairman of the Board of Directors

Background of Executive Officers and Directors

Michael Rosen, Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary, and Chairman of the Board.

Mr. Michael Rosen co-founded Acute Management Group in 2012 and has since served as president and its head of B2B Sales & Marketing. Mr. Rosen began his healthcare career with Ambient Healthcare in 2001. He served as Vice-President and shareholder and grew Ambient Healthcare from one location to 24 locations and increased Ambient Healthcare employees from a 12 to over 700. Ambient Healthcare was successfully sold to a private equity fund in 2015. In 2016 Mr. Rosen cofounded Safeway Distributors where he served as Vice President and Head of Distribution. Safeway Distributors was successfully sold in 2020. Mr. Rosen was born in Providence, Rhode Island and studied at the University of Rhode Island.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors (“Board”) is primarily responsible for overseeing our risk management processes on behalf of the Company. The Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. In addition, the Board focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Composition of our Board of Directors

Our board of directors currently consists of one member. Our directors hold office until their successors have been elected and qualified or until the earlier of their death, resignation, or removal. There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.

any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.

being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

18

5.

being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Code of Ethics

Our Board plans to adopt a written code of business conduct and ethics (“Code”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. We intend to post on our website a current copy of the Code and all disclosures that are required by law in regard to any amendments to, or waivers from, any provision of the Code.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.

Indemnification of Directors and Officers

Our directors and executive officers are indemnified as provided by Nevada law and our Bylaws. These provisions state that our directors may cause us to indemnify a director or former director against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him as a result of him acting as a director. The indemnification of costs can include an amount paid to settle an action or satisfy a judgment. Such indemnification is at the discretion of our board of directors and is subject to the Securities and Exchange Commission’s policy regarding indemnification.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with Mr. Rosen, other business interests and his involvement with Kindcard, Inc.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers’ Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by the Company during the fiscal years ended January 31, 2023 and January 31, 2022, in all capacities for the accounts of our executive officers, including the Chief Executive Officer.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
		$	$	$	$	$	$	$

Michael Rosen	2022	0	0	0	0	0	0	0
CEO, President, CFO, Secretary, Treasurer	2023	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year End

The Company did not issue equity awards during the year ended January 31, 2023.

Employment Contracts

None.

Stock Awards Plans

The company has not adopted a stock awards plan or a stock option plan, but may do so in the future. The terms of any such plan have not been determined. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The Committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. The Company may in the future develop an incentive-based stock option plan for its officers, directors, employees, and consultants, and may reserve up to 10% of its outstanding shares of common stock for that purpose.

Compensation of Directors

We have no non-executive directors. Our sole director did not earn compensation for the years ended January 31, 2023 and 2022.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executives or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-Term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executives and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors.

Director Compensation

The following table sets forth director compensation as of January 31, 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Rosen	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of May 16, 2023, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The address for each person is c/o Kindcard, Inc., 1001 Yamato Road, #100, Boca Raton, Florida, 33431.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock (1)
Michael Rosen and affiliated persons and entities (2) (3)	49,000,000	50.54%
All Executive Officers and Directors as a group (1 person)	49,000,000	50.54%

*	Less than 1%

(1)

Based on 96,945,000 shares of common stock outstanding as of May 16, 2023. Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of May 16, 2023. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(2)

Includes 49,000,000 shares of common stock held by RMR Management LLC.  RMR Management LLC is owned and controlled by our CEO, Michael Rosen. Mr. Rosen has sole voting control over the shares of common stock of the Company held by RMR Management LLC.

(3)	Current officer and/or director of the Company.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following includes a summary of transactions since the beginning of the 2022 fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of their total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Transactions with Related Persons

During the year ended January 31, 2023, there were no transactions with related parties. During the year ended January 31, 2022, our CEO, Michael Rosen, paid Company expenses in the aggregate amount $200,869 on behalf of the Company. The total amount owed by the Company to our CEO as of January 31, 2023 and January 31, 2022 was $296,498 The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

At no time during the last two fiscal years has any executive officer, director or any member of these individuals’ immediate families, any corporation or organization with whom any of these individuals is an affiliate or any trust or estate in which any of these individuals serves as a trustee or in a similar capacity or has a substantial beneficial interest been indebted to the Company.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

Our Board of Directors has undertaken a review of its composition and the independence of each director. Based on the review of each director’s background, employment and affiliations, including family relationships, the Board of Directors has determined that there are no “independent directors” under the rules and regulations of the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table summarizes the fees of Assurance Dimensions, Inc, our independent registered public accounting firm billed for each of the last two fiscal years for audit services and other services:

Fee Category	2023	2022
Audit Related Fees Paid to Assurance Dimensions, Inc	$25,000	$25,000
Tax Fees Paid to Elizabeth A Dunn CPA, PA (2)	$12,308	-
All Other Fees	-	25,000

Total Fees	$52,308	$50,000

(1)	Consists of fees for professional services rendered in connection with the financial statements included in our Annual Report on Form 10-K and quarterly reports on Form 10-Q.

(2)	Consists of fees relating to any tax compliance and tax planning.

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

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company’s Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

ITEM 15. EXHIBITS

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation (filed as an exhibit to the Company’s Form S-1 Registration Statement filed with the Commission on July 24, 2017, and incorporated herein by reference).

3.2	By-Laws Inc. (filed as an exhibit to the Company’s Form S-1 Registration Statement filed with the Commission on July 24, 2017, and incorporated herein by reference)

10.1

Advisor Agreement by and between Kindcard, Inc. and VSR LLC dated May 25, 2022 (filed as an exhibit to the Company’s Form 10-Q Quarterly Report filed with the Commission on September 19, 2022, and incorporated herein by reference).

10.2

Advisor Agreement by and between Kindcard, Inc. and Geoff Ostrove dated May 25, 2022 (filed as an exhibit to the Company’s Form 10-Q Quarterly Report filed with the Commission on September 19, 2022, and incorporated herein by reference).

10.3

Corporate Advisory Agreement by and between Kindcard, Inc. and Brian Schultz dated December 12, 2022 (filed as an exhibit to the Company’s Form 10-Q Quarterly Report filed with the Commission on December 14, 2022, and incorporated herein by reference).

10.4

Corporate Advisory Agreement by and between Kindcard, Inc. and Nicholas Cardoso dated December 12, 2022 (filed as an exhibit to the Company’s Form 10-Q Quarterly Report filed with the Commission on December 14, 2022, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 **

32.1*	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*  Filed herewith

**  Included in Exhibit 31.1

***  Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kindcard, Inc.

Dated: May 19, 2023	By:	/s/ Michael Rosen
Michael Rosen Chief Executive Officer, President, Chief Financial Officer, and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

POWER OF ATTORNEY

Know all persons by these presents that each individual whose signature appears below constitutes and appoints Michael Rosen, our Chief Executive Officer and Chief Financial Officer as a true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agent, proxy and attorney-in-fact, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, and hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact, or any of his or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Rosen	Chief Executive Officer, President, Chief Financial Officer, and Director	May 19, 2023
Michael Rosen	(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

Kindcard, Inc. and Subsidiaries

Consolidated Financial Statements

Year Ended January 31, 2023 and 2022

Kindcard, Inc. and Subsidiaries

Consolidated Financial Statements

at January 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm Assurance Dimensions (Firm ID: 5036)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of KindCard, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KindCard, Inc. and Subsidiaries (the Company) as of January 31, 2023 and 2022, and the related consolidated statements of operations, statements of stockholders’ deficit, and cash flows for each of the two years in the period ended January 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2023 and 2022 and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a working capital deficit of $686,068 and stockholders’ deficit of $659,545 at January 31, 2023. The Company had a net loss of $398,304 and had net cash used in operating activities of $185,918 for the year ended January 31, 2023. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters to be communicated, are matters arising from the current period audits of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Intangible Assets

Description of the Matter

In December 31, 2021, the Company entered into a contract to develop its propriety payment processing DEB Platform for a total cost of $150,000. On June 8, 2022, the Company entered into a contract to further customize the platform for an additional cost of $58,985. The Platform is currently being tested and is anticipated to go into production in the first quarter of FY 2024 and will be depreciated over 3-5 years. During the current year, launch of the project was put on hold due to development delays related to restructuring of the security function and overall improvement of the Platform.

Auditing the Company’s impairment test related to these intangible assets was complex due to the subjective factors used in the qualitative analysis provided. The assumptions are forward-looking which can vary significantly and depend on market forces and events outside of the Company’s control.

How We Addressed the Matter in Our Audits

To test the impairment of these intangible assets, our audit procedures included, analyzing the qualitative factors and corroborating the assessment with Company performance, future contracts, discussion with developers and the ability of the Company to gain synergies with the current revenue stream from this application. As such it was concluded no impairment is deemed necessary.

We have served as the Company’s auditor since 2022.
Assurance Dimensions
Margate, Florida May 19, 2023

Kindcard, Inc. and Subsidiaries

Consolidated Balance Sheets

	January 31, 2023	January 31, 2022
Assets
Current Assets:
Cash	$12,750	$21,131
Accounts receivable, net - unbilled	44,705	31,525
Prepaid expenses	46,949	-
Total Current Assets	104,404	$52,656
Property, plant and equipment, net	11,753	11,375
Intangible Assets, net	170,296	95,040
Total Other Assets	182,049	106,415
Total Assets	$286,453	$159,071
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$251,567	$106,395
Accrued interest	11,324	-
Accrued tax expenses	48,735	69,003
Deferred revenue	25,000	-
Due to related party	296,498	296,498
Notes payable	155,124	-
Current portion SBA loan	2,224	-
Total Current Liabilities	790,472	471,896
Long-term Liabilities
Accrued interest long term portion	7,750	7,212
SBA loan	147,776	150,000
Total Long-term Liabilities	155,526	157,212
Total Liabilities	945,998	629,108
Commitments and Contingencies - See Note 10	-	-
Stockholders’ Deficit
Common Stock	96,945	83,825
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 96,945,000 of common stock as of January 31, 2023 (January 31, 2022 – 83,825,000)
Additional Paid In Capital	152,051	(43,625)
Accumulated Deficit	(908,541)	(510,237)
Total Stockholders’ Deficit	(659,545)	(470,037)
Total Liabilities and Stockholders’ Deficit	$286,453	$159,071

The accompanying notes are an integral part of these consolidated financial statements

Kindcard, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended
	January 31, 2023	January 31, 2022
Revenue	$567,735	$370,244
Other Revenue	25,000	-
Total Revenue	592,735	370,244
Cost of Sales	(144,778)	(57,003)
Total Cost of Sales	(144,778)	(57,003)
Gross Profit	447,957	313,241
Operating Expenses
General & Administrative Expenses	831,180	598,352
Selling Expenses	1,660	1,716
Depreciation and Amortization	59,179	-
Impairment Expense	-	110,291
Total Operating Expenses	892,019	710,359
Net Loss from Operations	(444,062)	(397,118)
Other Income – Wholesale Payments-See Note 13	48,968	-
Net Loss before income tax	$(395,054)	$(397,118)
Provision for Income taxes	3,210	3,210
Net Loss	$(398,304)	$(397,118)
Net Loss Per Common Share – Basic and Diluted	$-	$-
Weighted Average Number of Common Shares Outstanding – Basic and Diluted	86,149,110	83,825,000

The accompanying notes are an integral part of these consolidated financial statements

Kindcard, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

 For the years ended January 31, 2023 and 2022

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance at January 31, 2021	75,825,000	75,825	(59,625)	(113,119)	(96,919)
Shares issued for acquisition	8,000,000	8,000	16,000		24,000
Net loss for year ended January 31, 2022	-	-	-	(397,118)	(397,118)
Balance at January 31, 2022	83,825,000	83,825	(43,625)	(510,237)	(470,037)
Shares issued in exchange for services	10,020,000	10,020	43,776	-	53,796
Shares issued for cash	3,000,000	3,000	147,000	-	150,000
Shares issued with issuance of notes payable	100,000	100	4,900	-	5,000
Net loss for year ended January 31, 2023	-	-	-	(398,304)	(398,304)
Balance, January 31, 2023	96,945,000	$96,945	$152,051	$(908,541)	$(659,545)

The accompanying notes are an integral part of these consolidated financial statements

Kindcard, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended
	January 31,	January 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(398,304)	$(397,118)
Adjustments to reconcile net loss to net cash used in operations
Amortization of stock issued for services	46,949	-
Debt discount amortization	5,000	-
Depreciation and amortization	65,037	3,290
Bad debt reserve	1,660	1,716
Impairment expense	-	110,291
	118,646	115,297
Decrease (increase) in operating assets/liabilities
Accounts receivable	(14,837)	(6,520)
Prepaid expenses	(46,949)	-
Accounts payables	145,169	105,061
Accrued payroll and tax expenses	(14,643)	73,055
Deferred Revenue	25,000	-
Total Adjustments to reconcile Net loss to Net Cash used in operations	212,836	286,893
Net cash used in by operating activities	$(185,918)	$(110,225)
Cash flows from investing activities
Cost incurred to develop intellectual property	(133,985)	(75,000)
Stock issued for services	6,847	-
Purchase of software and equipment	(6,686)	(13,605)
Cash acquired from acquisition	-	19,048
Net cash used in investing activities	(133,824)	(69,557)
Cash flows from financing activities
Proceeds from related party loan	-	200,869
Proceeds from sale of shares for cash	150,000	-
Proceeds from notes payable, net	161,361	-
Net cash provided by financing activities	$311,361	$200,869
Net cash increase (decrease) for the year	(8,381)	21,087
Cash at beginning of year	$21,131	$44
Cash at end of year	$12,750	$21,131
Supplemental disclosures:
Non-cash investing & financing activities:
Common stock issued for acquisition	$-	$24,000
Account receivable acquired in acquisition	$-	$21,948
Intangible assets acquired from acquisition	$-	$21,100
Shares issued for consulting recorded as prepaid, net	$53,656	$-

The accompanying notes are an integral part of these consolidated financial statements

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2023

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

The Company, through its wholly owned operating subsidiaries, Deb, Inc. and Tendercard, Inc., is an innovative FinTech and PayTech company which provides alternative Closed-Loop payment solutions to consumers and businesses across a wide variety of verticals. The Company believes that mobile wallet technology will ultimately grow to become the preferred method for merchants and consumers to transact at the point of sale, and it is our goal to capture significant market share from the mobile wallet segment through our proprietary consumer app and merchant services platform, “Pay with Deb”. All funds processed through the “Pay with Deb” platform will be held in a specified trust account and recorded as a liability, all service fees related to the processing of transactions will be recognized as earned when performance obligations have been met as per ASC 606.

Going concern

These financial statements have been prepared assuming the Company will be able to continue as a going concern. To date, the Company has generated revenues from its business operations and has incurred accumulated operating losses of $908,541. At January 31, 2023, the Company has a working capital deficit of $686,068 and a net loss of $398,304 for the twelve months ended January 31, 2023. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern from a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2023

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the SEC.

Consolidation Policy

The accompanying consolidated financial statements include the accounts of Kindcard, Inc. and its wholly owned subsidiaries, Deb, Inc. and Tendercard, Inc.. All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates. These estimates include allowance of doubtful accounts, impairment of long-lived assets,valuation of stock-based compensation and fees. Accordingly, actual results and outcomes could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable - unbilled

We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific allowance is established based on expected future cash flows and the financial condition of the debtor. We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due. We consider any balance unpaid after the contract payment period to be past due. There are $44,705 and $31,525 in unbilled accounts receivables net of $2,424 and $220 allowances recorded as accrued revenue at January 31, 2023 and January 31, 2022, respectively.

Prepaid expenses

The Company issued 1,000,000 shares of common stock in exchange for certain business, operations, and financial advisory services provided to the Company pursuant to agreements dated December 12, 2022 (see note 11). The shares were issued at $0.0054 per share ($53,656) based on the current weighted average cost per share calculated using subsequent share prices issued for cash given the Company does not have an active trading market, with a par value of $0.001 per share. $53,656 in consulting fees has been accrued over the life of the twelve-month agreements with $46,949 recorded as prepaid expense at January 31, 2023.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant, and Equipment” the Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is determined regarding a long-lived asset if its carrying amount is not recoverable and exceeds its fair value. The carrying amount is not recoverable when it exceeds the sum of the undiscounted cash flows expected to result from use of the asset over its remaining useful life and final disposition. The Company did not record any impairments during the years ended January 31, 2023 and January 31, 2022.

Intangible assets

Intangible assets are comprised of customer relationships and brands acquired in a business combination. The Company amortizes intangible assets with a definitive life over their respective useful lives. Assets with indefinite lives are tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. We utilize both qualitative and quantitative aspects to evaluate the impairment of our intangible assets. The Company measured the fair value of these indefinite-lived intangible assets using a replacement cost method. The fair value was estimated by projections to determine the present value of future cash flows that the asset is expected to generate over its lifetime. Our projections used in the valuation included assumptions regarding future growth rates of sales, which are based on various long-range financial and operational plans. We believe our evaluations are consistent with those a market participant would utilize.

 Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2023

Revenue Recognition

The Company follows ASC 606, Revenue from Contracts with Customers (Topic 606). This standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

Kindcard  provides cash pick up services for retail & wholesale merchants the within North American retail market through a strategic partnership agreement, per the agreement Kindcard’s partner is responsible for all aspects of the cash pickup services. Kindcard receives commission revenues which are recorded as earned over the life of these multiyear contracts.

Tendercard provides a stored value point of sale gift card processing solution to small and mid-sized businesses within North American retail market. The Company’s proprietary host-based program provides real time data and accurate records of all activity related to the gift card processing account and the related monthly reporting. Fixed monthly service fee revenues are recorded monthly. The fees are collected in arrears resulting in accounts receivable-unbilled at the end of each month. Fixed annual service fee revenues are collected in arrears and recorded accrued revenue.

Other Revenue is related to a non-refundable fee recorded in the first quarter of FY 2023 in $25,000 was recorded as Other Revenue at January 31, 2023 with the remaining $25,000 recorded as Deferred Revenue to be amortized over the remainder of the initial contract term which was two years.

	For the Years Ended December 31,
	2023	2022

Kindcard Commission Revenue	$122,849	$40,644

Tendercard Program Revenue	$444,886	$329,600

Other Revenue	$25,000	-

Total Program Revenue	$592,735	$370,244

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

 Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2023

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive instruments in the Company. There are no common stock equivalents at January 31, 2023 or January 31, 2022.

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

As a result, the goodwill from the acquisition of the Kindcard MA Shares was considered impaired and the Company recorded and impairment expense of $110,291 as of January 31, 2022. The other intangible assets recorded related to the acquisition of the Tendercard Assets from Croesus. In addition, the Purchase Agreement included certain contingent consideration for additional shares to be issued to Seller upon certain conditions being met related to the Company’s quoted common stock price. Given that the Seller failed to deliver certain of the Assets as noted, the Company did not issue any additional shares to Seller and therefore the contingent consideration was value at $0 initially. At January 31, 2023, the Company re-evaluated the contingent consideration noting that it was still valued at $0.00.

On August 26, 2021, Tendercard, Inc., a wholly owned subsidiary of the Company, was incorporated by the Company in the State of Nevada.

 Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2023

NOTE 2 – BUSINESS ACQUISITION (continued)

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

NOTE 3 – ACCOUNTS RECEIVABLE, Net - unbilled

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

Fees are collected in arrears resulting in accounts receivable, net – unbilled and are recorded as accrued revenue at the end of each month. There are $44,705 and $31,525 in accounts receivables net of $2,424 and $220 allowances at January 31, 2023 and January 31, 2022, respectively.

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2023

NOTE 4 – PROPERTY AND EQUIPMENT, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Property and equipment, net consists of the following at:

	January 31,	January 31,
	2023	2022
Merchandise and equipment: Vault	$10,000	$10,000
Merchandise and equipment: Office Equipment	4,286	2,545
Merchandise and equipment: IT Equipment	4,945	-
Total Cost	$19,231	$12,545
Less: accumulated depreciation	(7,478)	(1,170)
Property and equipment, net	$11,753	$11,375

Depreciation expense amounted to approximately $6,308 and $1,170 with $5,858 and $1,170 reclassified as cost of goods sold during the year ended January 31, 2023 and January 31, 2022, respectively.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired and liabilities assumed, including related tax effects. Goodwill is not amortized; instead, goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors such as macro-economic conditions, industry and market conditions, cost factors as well as other relevant events, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will recognize an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. The Company did not note any impairment as of January 31, 2023.

Goodwill

Goodwill recorded was $110,291 and related specifically to the acquisition of Kindcard with no other assets assumed on June 7, 2021 (see Note 2). KindCard failed to deliver its registered trademark and failed to deliver the software that conforms to industry standards. As a result, the goodwill from the acquisition of Kindcard was considered impaired in full and the Company recorded an impairment expense of $110,291 during the year ended January 31, 2022.

Intangible assets

Intangible assets are comprised of customer relationships and brands acquired in a business combination specifically related to the Company’s Tendercard division (see Note 2) and also comprised of development costs for its proprietary payment processing “DEB Platform” through the Company’s wholly owned subsidiary, Deb, Inc.. The Company amortizes intangible assets with a definitive life over their respective useful lives of 3-5 years. Assets with indefinite lives are tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company did not note any impairment as of January 31, 2023 or January 31, 2022.

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2023

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS (continued)

Intangible assets (continued)

On December 21, 2021 the Company entered into a contract to develop its proprietary payment processing DEB Platform, a for a total cost of $150,000. On June 8, 2022, the Company entered into a contract to further customize the platform for an additional cost of $58,985 for a total cost of $208,985. $130,475 and $75,000 in deposits related to intangible assets were paid as of January 31, 2023 and January 31, 2022 with the remaining balance to be paid in the first quarter of FY 2024 for the work performed and completed. The amount is recorded in accounts payable as of January 31, 2023. The Company began to amortize the asset in the third quarter of FY 2023 when it was originally scheduled to go into production but additional development was required. The platform is currently in testing, is anticipated to go into production in the second quarter of FY 2024 and will be depreciated over 3 - 5 years.

	January 31,	January 31,
	2023	2022
Definite-lived intangible assets
Technology: DEB Platform	$208,985	$75,000
Technology: Tendercard Program	3,200	3,200
Customer Lists	9,900	9,900
Website	5,200	5,200
Trade Name	2,800	2,800
Total	230,085	96,100
Less: accumulated amortization	(59,789)	(1,060)
Definite-lived intangible assets, net	$170,296	$95,040

Amortization expense amounted to $58,729 and $1,060 during the year ended January 31, 2023 and January 31, 2022, The following is the future estimated amortization expense related to intangible assets as of January 31, 2023:

Year ending January 31,
2024 -	75,105
2025 -	75,105
2026 -	20,086
Total -	$170,296

NOTE 6 – CURRENT LIABILITIES

Accounts Payable

Accounts Payable is comprised of trade payables of $251,564 and $106,395 at January 31, 2023 and January 31, 2022, respectively.

Accrued Payroll & Tax Expenses

Balance consists of Accrued Salaries & Wages $6,042 and $14,834, Accrued Payroll Tax $704 and $1,323, Payroll Tax Payable of $38,779 and $52,846 and Accrued Income Taxes of $3,210 and $0 at January 31, 2023 and January 31, 2022, respectively.

Accrued Interest

Balance consists of accrued interest notes payable of $6,238 and short term portion of accrued interest SBA loan of $5,086 at January 31, 2023.

Deferred Revenue

Balance of $25,000 consists of the unamortized portion a non-refundable fee, (see Note 10).

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2023

NOTE 7 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

Due to recurring losses, the Company’s tax provision for the years ended January 31, 2023 and 2022 was $0.

	January 31, 2023	January 31, 2022

Net loss before income taxes per financial statements	$(398,304)	$(397,118)
Income tax rate	21%	21%
Income tax recovery	(83,644)	(83,395)
Valuation allowance change	83,644	83,395

Provision for income taxes	$-	$-

The significant component of deferred income tax assets at January 31, 2023 and 2022, is as follows:

	January 31, 2023	January 31, 2022
Net operating loss carry-forward	$190,794	$107,150
Valuation allowance	(190,794)	$(107,150)

Net deferred income tax asset	$-	$-

The provision for income taxes for 2023 and 2022, consisted of the following:

	January 31, 2023	January 31, 2022
Federal
Current	$-	$-
Deferred	-	-
Total	$-	$-

State		-
Current	$3,210	$-
Deferred	-	-
Total	$3,210	$-

Foreign		-
Current	$-	$-
Deferred	-	-
Total	$-	$-
Provision for Income Taxes	$3,210	$-

A reconciliation of the provision for income taxes to the amount by applying the statutory federal income tax rate (21% for 2023 and 2022) to income before provision to income taxes for 2023 and 2022 is as follows:

	January 31, 2023	January 31, 2022
Computed expected tax	$-	-
State taxes, net of federal effect	2,624	-
Impacts of the Act	-	-
Earnings of foreign subsidiaries	-	-
Foreign-derived intangible income deduction	-	-
Research and development credit, net	-	-
Excess tax benefits from equity awards	-	-
Other-Penalties and Interest	586	-
Provision for Income Taxes	$3,210	$-

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

As of January 31, 2023, and 2022, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. Interest or penalties of $586 and $0 have been accrued as of January 31, 2023 and 2022. As of January 31, 2023, and 2022, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2017 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2023

NOTE 8 – DUE TO RELATED PARTY

Due to Related Party

The total amount owed to the Company’s CEO as of January 31, 2023 and January 31, 2022 was $296,498. The amounts due to related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 9 – Loans

SBA Loan

The balance consists of Small Business Administration Economic Disaster Injury Loan assumed in the acquisition of Kindcard on June 7, 2021, with a principal balance of $150,000 and $3,160 accrued interest for a total balance of $153,160. An additional $9,677 of interest was accrued for the nineteen months ended January 31, 2023 for a total balance of $162,837. The term of the note is 30 years with an interest rate of 3.75% per annum, Installment payments of $731 currently scheduled to begin April 14, 2023.

Year ending January 31,

2024:	$2,224
2025:	2,762
2026:	2,867
2027:	2,977
2028:	3,343
Thereafter	135,827
Total future minimum loan payments	$150,000
Less: current portion	(2,224)
Long-term portion	$147,776

Notes Payable

Loans payable consists of $155,124 in short term loans payable at January 31, 2023. These loans with non-related parties are unsecured and have interest rates ranging from 7% to 12% per annum and maturity dates within one to twelve months.

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2023

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On May 25, 2022, the Company and an advisor entered into an Advisory Agreement related to the development, design and build of its compliance and state licensing program related to the Company’s Deb Platform. The initial term of the agreement is six months at a rate of $5,000 per month ($30,000) with an option to renew on a month-to-month basis thereafter. The contract includes a stock grant allowing the advisor the opportunity to earn up to a total of 1,000,000 shares of common stock (the “Shares”) of the Company to be issued one year from the effective date of the agreement subject to approval by the Company’s Board of Directors and the achievement of certain mutually agreed goals and objectives. Effective January 31, 2023, the agreement has been suspended and placed on hold by the parties until the Company’s Deb Platform has been released, and, accordingly, the parties have agreed to cease accruing the monthly cash fees due under the agreement. Total fees earned of $40,000 in consulting fees have been recorded as of January 31, 2023, with $7,500 in accrued expenses expected to be paid in the second quarter of FY 2024. As of January 31, 2023, none of the Shares have been issued. In the event that the current suspension / hold status of the agreement is removed, the Shares could be potentially earned by and issued to the advisor in the future subject to approval by the Company’s Board of Directors and the achievement of certain mutually agreed goals and objectives.

On May 25, 2022, the Company and an advisor entered into an Advisory Agreement for the oversight of all regulatory BSA/AML compliance matters and the drafting of the Company’s comprehensive BSA/AML compliance program policies and procedures. The initial term of the agreement was six months at a rate of $5,000 per month ($30,000) with an option to renew on a month-to-month basis thereafter. The contract included a stock grant allowing the advisor the opportunity to earn up to a total of 500,000 shares of common stock of Company subject to approval by the Company’s Board of Directors and the achievement of certain mutually agreed goals and objectives. On October 31, 2022 the agreement was terminated. No shares were earned by or issued to the advisor, and there are no cash fees outstanding and payable at January 31, 2023.

NOTE 11 – COMMON STOCK

The Company is authorized to issue 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On August 16, 2021, the Company issued an aggregate of 8,000,000 shares of common stock to KindCard, Inc. and Croesus Holdings Corp. at the closing of the business acquisition for a total value of $24,000 (see note 2).

On February 25, 2022, the Company issued 20,000 shares of common stock to Start Here, Inc. in exchange for rebranding services provided to the Company at $0.007 per share ($140) based on the current weighted average cost per share calculated using subsequent share prices issued for cash given the Company does not have an active trading market, with a par value of $0.001 per share, the cost was expensed in full during the first quarter.

On May 13, 2022, the Company issued 50,000 shares of common stock in connection with a promissory note. The $2,500 cost of the shares was allocated based on the relative fair value. Given the short term maturity of the note, the cost was expensed in full during the second quarter.

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2023

On May 18, 2022, the Company entered into a subscription agreement with an accredited investor pursuant to which the Company issued 3,000,000 restricted shares of common stock at $0.05 per share for a total purchase price of $150,000 on May 23, 2022.

On June 12, 2022, the Company issued 50,000 shares of common stock in connection with a promissory note. The $2,500 cost of the shares was allocated based on the relative fair value. Given the short term maturity of the note, the cost was expensed in full during the second quarter.

On January 26, 2023, the Company issued 6,500,000 shares of common stock to Brian Schultz in exchange for certain business, operations, and financial advisory services provided to the Company pursuant to an agreement dated December 12, 2022. The shares were issued at $0.0054 per share ($34,876) based on the current weighted average cost per share calculated using subsequent share prices issued for cash given the Company does not have an active trading market, with a par value of $0.001 per share. $34,876 in consulting fees has been accrued over the life of the twelve-month agreement with $30,517 recorded as prepaid expense at January 31, 2023.

On January 26, 2023, the Company issued 3,500,000 shares of common stock to Nicholas Cardoso in exchange for certain business, operations, and financial advisory services provided to the Company pursuant to an agreement dated December 12, 2022. The shares were issued  at $0.0054 per share ($18,780) based on the current weighted average cost per share calculated using subsequent share prices issued for cash given the Company does not have an active trading market, with a par value of $0.001 per share. $18,780 in consulting fees has been accrued over the life of the twelve-month agreement with $16,432 recorded as prepaid expense at January 31, 2023.

NOTE 12 – RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation, reclassifications include $1,170 originally recognized as depreciation expense recorded as cost of sales.

NOTE 13 – TERMINATION OF MATERIAL DEFINITIVE AGREEMENT

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

NOTE 14 – SUBSEQUENT EVENTS

On April 20, 2023, the Company received cash advances from its CEO of $15,000. The loan is unsecured and non-interest bearing with no set terms of repayment.

On April 25, 2023 the CEO paid $10,000 in expenses on behalf of the Company. The loan is unsecured and non-interest bearing with no set terms of repayment.

On April 25, 2023, the Company received a short-term loan from Vision Payments, Inc. in the amount of $5,000. The loan accrues interest at the rate of 10% per annum. Principal and interest are due on April 25, 2024.

