Form 10-Q
period 2023-04-30
Kindcard, Inc.
filed 2023-06-14
CIK 1696025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

As of June 14, 2023, there were 96,945,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Kindcard, Inc. and Subsidiaries

Consolidated Financial Statements

April 30, 2023

(Unaudited)

3

Kindcard, Inc. and Subsidiaries Consolidated Balance Sheets
	April 30, 2023	January 31, 2023
Assets	(unaudited)
Current Assets:
Cash	$10,917	$12,750
Accounts receivable, net - unbilled	60,610	44,705
Prepaid expenses	33,535	46,949
Total Current Assets	105,062	$104,404
Property, plant and equipment, net	10,347	11,753
Intellectual property, net	151,520	170,296
Total Other Assets	161,867	182,049
Total Assets	$266,929	$286,453
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$234,283	$251,567
Accrued interest	15,355	11,324
Accrued payroll expenses	35,400	45,525
Accrued tax expense	3,215	3,210
Deferred revenue	18,750	25,000
Due to related party	321,498	296,498
Notes payable	159,654	155,124
Current portion SBA loan	2,686	2,224
Total Current Liabilities	790,841	790,472
Long-term Liabilities
Accrued interest long term portion	7,660	7,750
SBA loan	147,095	147,776
Total Long-term Liabilities	154,755	155,526
Total Liabilities	945,596	945,998
Commitments and Contingencies	-	-
Stockholders’ Deficit
Common Stock	96,945	96,945
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 96,945,000 of common stock (January 31, 2023 – 96,945,000)
Additional Paid In Capital	152,051	152,051
Accumulated Deficit	(927,663)	(908,541)
Total Stockholders’ Deficit	(678,667)	(659,545)
Total Liabilities and Stockholders’ Deficit	$266,929	$286,453

The accompanying notes are an integral part of these unaudited consolidated financial statements

Kindcard, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended April, 30
	2023	2022
Revenue	$123,637	$184,950
Other Revenue	6,250	-
Total Revenue	129,887	184,950
Cost of Sales	(20,491)	(14,886)
Total Cost of Sales	(20,491)	(14,886)
Gross Profit	109,396	170,064
Operating Expenses
General & Administrative Expenses	106,886	196,588
Selling expenses	389	-
Depreciation & Amortization	18,033	2,190
Total Operating Expenses	125,308	198,778
Net Loss from Operations	(15,912)	(28,714)
Other Income – Wholesale Payments-See Note 11	-	48,968
Net Loss before income taxes	$(15,912)	$20,254
Provision for income taxes	(3,210)	-
Net Loss	$(19,122)	$20,254
Net Income Per Common Share – Basic and Diluted	$-	$-
Weighted Average Number of Common Shares Outstanding – Basic and Diluted	96,945,000	83,839,222

The accompanying notes are an integral part of these unaudited consolidated financial statements

Kindcard, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

 For the three months ended April 30, 2023

(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2023	96,945,000	96,945	152,051	(908,541)	(659,545)
Net loss for period ended April 30, 2023		-	-	(19,122)	(19,122)
Balance, April 30, 2023	96,945,000	$96,945	$152,051	$(927,663)	$(678,667)

For the three months ended April 30, 2022

(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2022	83,825,000	83,825	(43,625)	(510,237)	(470,037)
Net loss for period ended April 30, 2022				20,254	20,254
Shares issued in exchange for services	20,000	20	120	-	140
Balance, April 30, 2022	83,845,000	$83,845	$(43,505)	$(489,983)	$(449,643)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Kindcard, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	April 30,	April 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(19,122)	$20,254
Adjustments to reconcile net loss to net Cash used by operations
Stock issued for services	-	140
Depreciation and amortization	20,182	2,190
Decrease (increase) in operating assets/liabilities
Accounts receivable, net - unbilled	(15,905)	(19,007)
Prepaid expenses	13,414
Accounts payables	(17,284)	4,600
Accrued expenses	(6,398)	(5,128)
Deferred revenue	(6,250)	-
Total Adjustments	(12,241)	(17,205)
Net cash (used in) provided by operating activities	$(31,363)	$3,049
Cash flows from financing activities
Proceeds from related party loan	25,000	-
Proceeds from notes payable, net	4,530	-
Net cash provided by financing activities	$29,530	$-
Net cash (decrease) increase for the year	(1,833)	3,049
Cash at beginning of year	$12,750	$21,131
Cash at end of year	$10,917	$24,180
Supplemental disclosures:
Non-cash investing & financing activities:
Common Stock issued in exchange for services	$-	$20
Software purchases included in accounts payable	$-	$75,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

April 30, 2023

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

KindCard, Inc. (f/k/a MWF Global Inc.) (the “Company”) was incorporated in the State of Nevada on November 18, 2016, and established a fiscal year end of January 31. The Company was originally organized to sell unique country specific handcrafted natural products with a focus on sourcing these products from South-East Asia and offering these products for sale through the Company’s website and to establish other distribution channels. On June 1, 2021, RMR Management LLC (“RMR” and the “Majority Stockholder”) purchased 54,000,000 shares of common stock of the Company, representing the majority of the Company’s issued and outstanding shares, from William D. Mejia in consideration of a purchase price of $150,000. RMR is owned and controlled by Michael Rosen, the Company’s sole officer and director. On June 7, 2021, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Kindcard, Inc., a Massachusetts corporation (“KindCard MA”) and Croesus Holdings Corp., a Massachusetts corporation (“Croesus” and together with Kindcard MA, the “Seller”), pursuant to which the Company acquired (i) all of the intellectual property and operational assets (collectively, the “Tendercard Assets”) of the “Tendercard” division of Croesus, and (ii) 100% of the issued and outstanding shares of common stock of Kindcard MA, in consideration of an aggregate of 8,000,000 shares of common stock of the Company. On June 16, 2021, Michael Rosen was appointed as a Director of the Company. On June 30, 2021, William D. Mejia resigned as a director and the sole officer of the Company and Michael Rosen was appointed as the sole officer of the Company. On July 9, 2021, the Company filed a Certificate of Amendment to Articles of Incorporation (the “Certificate”) with the State of Nevada effectuating a name change of the Company (the “Name Change”). As a result of the Name Change, the Company’s name changed from “MWF Global Inc.” to “Kindcard, Inc.”. The Certificate was approved by the Majority Stockholder and by the Board of Directors of the Company. The Purchase Agreement and the transactions contemplated therein closed on August 16, 2021 (the “Closing”). Subsequent to the Closing, the Company became aware that the Sellers failed to deliver certain of the Tendercard Assets to the Company in material breach of the Purchase Agreement. A settlement arrangement is currently being negotiated between the Company and Sellers in connection with such matter. On August 26, 2021, Tendercard, Inc., a wholly owned subsidiary of the Company, was incorporated by the Company in the State of Nevada. In addition, on January 14, 2022, Deb, Inc., a wholly owned subsidiary of the Company, was incorporated by the Company in the State of Nevada. In connection with the Name Change, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority (the “FINRA Corporate Action”). The Name Change was implemented by FINRA on September 21, 2021. Our symbol on OTC Markets was KCRDD for 20 business days from September 21, 2021 (the “Notification Period”). Our new CUSIP number is 49452K105. In connection with the FINRA Corporate Action, our symbol was changed to “KCRD” following the Notification Period.

The Company, through its wholly owned operating subsidiaries, Deb, Inc. and Tendercard, Inc., is an innovative FinTech and PayTech company which provides alternative "Closed-Loop payment solutions to consumers and businesses across a wide array of verticals.

Going concern

These unaudited financial statements have been prepared assuming the Company will be able to continue as a going concern. To date, the Company has generated revenues from its business operations and has incurred accumulated operating losses of $927,663. At April 30, 2023, the Company has a working capital deficit of $685,779 and a net loss of $19,122 for the three months ended April 30, 2023. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern from a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of April 30, 2023, the Company has issued 96,945,000 shares of common stock issued and outstanding. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended January 31, 2023 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended April 30, 2023 are not necessarily indicative of the results that may be expected for the year ending January 31, 2024.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates. These estimates include Accrued Revenue, Accounts Receivable, net – unbilled, Allowance of doubtful accounts, and Impairment of long-lived assets.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

April 30, 2023

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

We currently offer the following products and services:

Cash Pickup – Deb, Inc., our wholly owned subsidiary provides cash pick up services for retail & wholesale merchants the within North American retail market through a strategic partnership agreement, per the agreement Deb, Inc.’s partner is responsible for all aspects of the cash pickup service performance obligations. Once performance obligations have been met by the partner Deb, Inc. receives commission revenues in the following month which are recorded as earned over the life of these multiyear contracts.

Tendercard Program – Tendercard, Inc., our wholly owned subsidiary provides a stored value point of sale gift card processing solution to small and mid-sized businesses within North American retail market. The Company’s proprietary host-based program provides real time data and accurate records of all activity related to the gift card processing account and the related monthly reporting. Fixed monthly service fee revenues are recorded monthly. The fees are collected in arrears resulting in accounts receivable-unbilled at the end of each month. Fixed annual service fee revenues are collected in arrears and recorded as accrued revenue, un-billed at the end of each month until collected in Q3 FY2024, no revenue is estimated to be accrued or deferred at YE 2024.

Other Revenue is related to a Kindcard Business Development agreement dated January 3, 2022 which provided certain material rights related to the Tendercard Program in exchange for a non-refundable fee of $50,000.

	For the three months ended April 30,
	2023	2022

Cash Pickup Commission Revenue	$24,827	$34,733

Tendercard Program Revenue	$98,810	$150,217

Other Revenue	$6,250	$-

Total Program Revenue	$129,887	$184,950

The following table provides a rollforward of deferred revenue:

	For the three months ended
	April 30,
	2023	2022
Balance at beginning of period	$25,000	$-

Revenue recognized	(6,250)	-

Balance at end of period	$18,750	$-

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

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive instruments in the Company. There are no common stock equivalents at April 30, 2023.

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

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

April 30, 2023

NOTE 2 – BUSINESS ACQUISITION

On June 7, 2021, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Kindcard, Inc., a Massachusetts corporation (“KindCard MA”) and Croesus Holdings Corp., a Massachusetts corporation (“Croesus” and together with Kindcard MA, the “Seller”) pursuant to which the Company acquired 100% of the outstanding shares of common stock of Kindcard MA (the “Kindcard MA Shares”) and all of intellectual property and operational assets (collectively, the “Tendercard Assets”) of the “Tendercard” division of Croesus in consideration of an aggregate of 8,000,000 shares of common stock of the Company issued to the owners of KindCard MA and Croesus at a per share price of $0.003 per share representing a total cash value of $24,000 based on the equitable market value on the date of purchase (see Note 1). In addition, the Company assumed a SBA Loan from Kindcard MA in the amount of $157,212 resulting in total consideration paid by the Company valued at $177,160. The Purchase Agreement and the transactions contemplated therein closed on August 16, 2021 (the “Closing”). Subsequent to the Closing, the Company became aware that the Sellers failed to deliver certain of the Tendercard Assets to the Company in material breach of the Purchase Agreement. A settlement arrangement is currently being negotiated between the Company and Sellers in connection with such matter.

As a result, the goodwill from the acquisition of the Kindcard MA Shares was considered impaired and the Company recorded and impairment expense of $110,291 as of January 31, 2022. The other intangible assets recorded related to the acquisition of the Tendercard Assets from Croesus. In addition, the Purchase Agreement included certain contingent consideration for additional shares to be issued to Seller upon certain conditions being met related to the Company’s quoted common stock price. Given that the Seller failed to deliver certain of the Tendercard Assets as noted, the Company did not issue any additional shares to Seller and therefore the contingent consideration was value at $0 initially. At April 30, 2023, the Company reevaluated the contingent consideration noting that it was still valued at $0.00.

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

Tendercard Program Fees are collected in arrears resulting in accounts receivable, net – unbilled and are recorded as accrued revenue at the end of each month. There are $60,610 and $44,705 in accounts receivables net of $4,242 and $2,424 allowances at April 30, 2023 and January 31, 2023, respectively.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

April 30, 2023

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Property and equipment consist of the following at:

	April 30,	January 31,
	2023	2023
Merchandise and equipment: Vault	$10,000	$10,000
Merchandise and equipment: Office Equipment	4,286	4,286
Merchandise and equipment: IT Equipment	4,945	4,945
Total Cost	$19,231	$19,231
Less: accumulated depreciation	(8,884)	(7,478)
Total	$10,347	$11,753

Depreciation expense amounted to approximately $1,407 and $2,190 with $789 and $1,262 reclassified as cost of goods sold during the three months ended April 30, 2023 and April 30, 2022, respectively.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired and liabilities assumed, including related tax effects. Goodwill is not amortized; instead, goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors such as macro-economic conditions, industry and market conditions, cost factors as well as other relevant events, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will recognize an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. The Company did not note any impairment as of April 30, 2023.

Intangible assets

Intangible assets are comprised of customer relationships and brands acquired in a business combination specifically related to the Company’s Tendercard subsidiary (see Note 2) and also comprised of development costs for its proprietary payment processing “DEB Platform” through the Company’s wholly owned subsidiary, Deb, Inc.. The Company amortizes intangible assets with a definitive life over their respective useful lives of 3-5 years. Assets with indefinite lives are tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company did not note any impairment as of April 30, 2023.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

April 30, 2023

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS (continued)

Intangible assets (continued)

On December 21, 2021 the Company entered into a contract to develop its proprietary payment processing DEB Platform, a for a total cost of $150,000. On June 8, 2022, the Company entered into a contract to further customize the platform for an additional cost of $58,985 for a total cost of $208,985. $130,475 and $75,000 in deposits related to intangible assets were paid as of January 31, 2023 with the remaining balance to be paid in the second quarter of FY 2024 for the work performed and completed. The amount is recorded in accounts payable as of April 30, 2023. The Company began to amortize the asset in the third quarter of FY 2023 when it was originally scheduled to go into production but additional development was required. The platform is currently in testing, is anticipated to go into production in the second quarter of FY 2024 and is being depreciated over 3 - 5 years.

	April 30,	January 31,
	2023	2023
Definite-lived intangible assets
Technology: DEB Platform	$208,985	$208,985
Technology: Tendercard Program	3,200	3,200
Customer Lists	9,900	9,900
Website	5,200	5,200
Trade Name	2,800	2,800
Total	230,085	230,085
Less: accumulated amortization	(78,565)	(59,789)
Definite-lived intangible assets, net	$151,520	$170,296

The following is the future estimated amortization expense related to intangible assets as of April 30, 2022:

Year ending January 31,
2024 -	60,954
2025 -	72,235
2026 -	17,802
2027 -	529
Total -	$151,520

NOTE 6 – CURRENT LIABILITIES

Accounts Payable

Accounts Payable is comprised of Trade payables of $234,283 and $251,567 at April 30, 2023 and January 31, 2023, respectively.

Accrued Interest

Balance consists of Accrued Interest short term notes payable of $6,087 and $6,238, short term portion Accrued Interest SBA loan of $9,268 and $5,086 at April 30, 2023 and January 31, 2023, respectively.

Accrued Payroll Expense

Balance consists of Accrued Salaries & Wages $6,042 and $6,042, Accrued Payroll Tax $462 and $704 and Payroll Tax Payable of $28,896 and $38,779 at April 30, 2023 and January 31, 2023, respectively.

Accrued Tax Expense

Balance consists of Accrued Income Taxes of $3,210 and $0 and Sales Tax Payable of $5 and $0 at April 30, 2023 and January 31, 2023, respectively.

Deferred Revenue

Balance of $18,750 and $25,000 at April 30, 2023 and January 31, 2023 consists of the unamortized portion a non-refundable fee.

NOTE 7 – DUE TO RELATED PARTY

Due to Related Party

During the three month period ended April 30, 2023, the CEO paid expenses of $10,000 and advanced the Company $15,000. The total amount owed to the Company’s CEO as of April 30, 2023 and January 31, 2023 were $321,498 and $296,498, respectively. The amounts due to related party are unsecured and non-interest bearing with no set terms of repayment.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

April 30, 2023

NOTE 8 – Loans

SBA Loan

The balance consists of Small Business Administration Economic Disaster Injury Loan assumed in the acquisition of Kindcard on June 7, 2021, with a principal balance of $150,000 and $3,160 accrued interest for a total balance of $153,160. An additional $10,586 of interest was accrued and principal payments of $219 have been paid during the twenty-two months ended April 30, 2023 for a total balance of $163,527. The term of the note is 30 years with an interest rate of 3.75% per annum, Installment payments of $731 began April 14, 2023.

Year ending January 31,

2024:	$1,933
2025:	2,762
2026:	2,867
2027:	2,977
2028:	3,343
Thereafter	135,899
Total future minimum loan payments	$149,781
Less: current portion	(2,460)
Long-term portion	$147,321

Notes Payable

Loans payable consists of $159,654 and $155,124 in short term loans payable at April 30, 2023 and January 31, 2023, respectively. These loans with non-related parties are unsecured and have interest rates ranging from 7% to 12% per annum and maturity dates within one to twelve months.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On May 25, 2022, the Company and an advisor entered into an Advisory Agreement related to the development, design and build of its compliance and state licensing program related to the Company’s Deb Platform. The initial term of the agreement is six months at a rate of $5,000 per month ($30,000) with an option to renew on a month-to-month basis thereafter. The contract includes a stock grant allowing the advisor the opportunity to earn up to a total of 1,000,000 shares of common stock (the “Shares”) of the Company to be issued one year from the effective date of the agreement subject to approval by the Company’s Board of Directors and the achievement of certain mutually agreed goals and objectives. Effective January 31, 2023, the agreement has been suspended and placed on hold by the parties until the Company’s Deb Platform has been released, and, accordingly, the parties have agreed to cease accruing the monthly cash fees due under the agreement. Total fees earned of $40,000 in consulting fees have been recorded as of April 30, 2023, with $7,500 in accrued expenses expected to be paid in the second quarter of FY 2024. As of April, 2023, none of the Shares have been issued. In the event that the current suspension / hold status of the agreement is removed, the Shares could be potentially earned by and issued to the advisor in the future subject to approval by the Company’s Board of Directors and the achievement of certain mutually agreed goals and objectives.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

April 30, 2023

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

NOTE 11 – TERMINATION OF MATERIAL DEFINITIVE AGREEMENT

On January 1, 2022, the Company entered into an Asset Purchase Agreement (the “APA”) with Wholesale Payments LLC, a Wyoming limited liability company (“Seller”) pursuant to which the Company was to purchase 100% of the assets of Seller. On March 9, 2022, the Company and Seller agreed terminate the APA pursuant to Sections 206(b)(ii) and 206(b)(iii) of the APA and, accordingly, no assets of Seller were transferred to the Company. The Company received net proceeds of $48,968 from Seller prior to the APA being terminated related to a one-time commission that would not be considered revenue and was recorded as other income as of April 30, 2022.

NOTE 12 – SUBSEQUENT EVENTS

On May 17, 2023, the Company received a short-term loan in the amount of $5,000 from a consultant to Tendercard, Inc. The loan accrues interest at the rate of 10% per annum. Principal and interest are due on May 17, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended January 31, 2023, included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 filed on May 19, 2023 (the “Annual Report”) with the U.S. Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q contains forward looking statements, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

Unless otherwise indicated, references to the “Company,” “Kindcard”, “us”, or “we” refer to Kindcard, Inc. and its subsidiaries.

Company Overview

KindCard, Inc. (f/k/a MWF Global Inc.) (the “Company”) was incorporated in the State of Nevada on November 18, 2016, and established a fiscal year end of January 31. The Company was originally organized to sell unique country specific handcrafted natural products with a focus on sourcing these products from South-East Asia and offering these products for sale through the Company’s website and to establish other distribution channels. On June 1, 2021, RMR Management LLC (“RMR” and the “Majority Stockholder”) purchased 54,000,000 shares of common stock of the Company, representing the majority of the Company’s issued and outstanding shares, from William D. Mejia in consideration of a purchase price of $150,000. RMR is owned and controlled by Michael Rosen, the Company’s sole officer and director. On June 7, 2021, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Kindcard, Inc., a Massachusetts corporation (“KindCard MA”) and Croesus Holdings Corp, a Massachusetts corporation (“Croesus” and together with Kindcard MA, the “Seller”), pursuant to which the Company acquired (i) all of the intellectual property and operational assets (collectively, the “Tendercard Assets”) of the “Tendercard” division of Croesus, and (ii) 100% of the issued and outstanding shares of common stock of Kindcard MA, in consideration of an aggregate of 8,000,000 shares of common stock of the Company. On June 16, 2021, Michael Rosen was appointed as a Director of the Company. On June 30, 2021, William D. Mejia resigned as a director and the sole officer of the Company and Michael Rosen was appointed as the sole officer of the Company. On July 9, 2021, the Company filed a Certificate of Amendment to Articles of Incorporation (the “Certificate”) with the State of Nevada effectuating a name change of the Company (the “Name Change”). As a result of the Name Change, the Company’s name changed from “MWF Global Inc.” to “Kindcard, Inc.”. The Certificate was approved by the Majority Stockholder and by the Board of Directors of the Company. The Purchase Agreement and the transactions contemplated therein closed on August 16, 2021 (the “Closing”). Subsequent to the Closing, the Company became aware that the Sellers failed to deliver certain of the Tendercard Assets to the Company in material breach of the Purchase Agreement. A settlement arrangement is currently being negotiated between the Company and Sellers in connection with such matter. On August 26, 2021, Tendercard, Inc., a wholly owned subsidiary of the Company, was incorporated by the Company in the State of Nevada. In addition, on January 14, 2022, Deb, Inc., a wholly owned subsidiary of the Company, was incorporated by the Company in the State of Nevada. In connection with the Name Change, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority (the “FINRA Corporate Action”). The Name Change was implemented by FINRA on September 21, 2021. Our symbol on OTC Markets was KCRDD for 20 business days from September 21, 2021 (the “Notification Period”). Our new CUSIP number is 49452K105. In connection with the FINRA Corporate Action, our symbol was changed to “KCRD” following the Notification Period.

The Company, through its wholly owned operating subsidiaries, Deb, Inc. and Tendercard, Inc., is an innovative FinTech and PayTech company which provides alternative Closed-Loop payment solutions to consumers and businesses across a wide array of verticals. The Company believes that mobile wallet technology will ultimately grow to become the preferred method for merchants and consumers to transact at the point of sale, and it is our goal to capture significant market share from the mobile wallet segment through our proprietary “Pay with Deb” consumer app and merchant services platform (“Pay with Deb”).

Through Pay with Deb, Deb, Inc. targets the high-risk merchant market where businesses operating within innovative verticals and e-commerce are incurring higher transaction costs, utilizing a robust compliance policy for onboarding users and businesses in accordance with federal and state regulations. Pay with Deb operates on a closed-loop system, whereby consumers can purchase “Deb Tokens” to store in their mobile wallets and use their Deb Tokens to make purchases within the Pay with Deb merchant network. Deb Tokens are not a crypto currency, stable coins, or tied to any exchange. Funds used by consumers to purchase Deb Tokens are kept in a custodial deposit account ensuring that Deb Tokens are valued 1:1 with the US dollar. Businesses using Deb Tokens to transact with customers, suppliers, vendors, and employees can send and receive money without using traditional banking infrastructure or credit card rails. In addition, Pay with Deb eliminates the transaction fees incurred by businesses associated with traditional payment processors at the point of sale. For consumers, Pay with Deb transactions at the point of sale only appear on the consumer’s mobile wallet’s statement, not bank or credit card statements, offering additional privacy to the consumer.

Tendercard, Inc. (“Tendercard”) provides independent merchants with a gift card and loyalty platform, allowing businesses to purchase their own proprietary gift card program to promote and sell to their own customers, where their customers can also earn points. Tendercard’s gift card and loyalty platform replaces paper gift certificates and all manual recordkeeping with an electronic accounting and reporting system hosted by Tendercard. Unlike other gift card providers, Tendercard settles gift card purchases directly to the merchant’s account, never taking control of the money. Tendercard processing is available through the “Bridgepay” payment gateway and can be used with a dedicated terminal, or with “Pax”, and “Dejavoo” terminals.

The Company is dedicated to providing universal access to digital payment tools for all entities, persons, and governments, who accept money or pay with money. Each of our business units has a focused value proposition, delivering cutting-edge fintech and paytech solutions within their target markets. Combined with excellent customer service, the Company aims to grow our user base and merchant network significantly over the next two years.

Results of Operations

For the three-month period ended April 30, 2023, we had revenues of $129,887 as compared to $184,950 in revenues for the three-month period ended April 30, 2022. Total Cost of Sales for the three-month period ended April 30, 2023 was $20,491 resulting in a Gross Profit of $109,396 as compared to Total Cost of Sales for the three-month period ended April 30, 2022 of $28,518 resulting in a Gross Profit of $156,432. Operating Expenses for the three-month period ended April 30, 2023 were $125,308 resulting in Net Loss from Operations of $15,912. The net loss for the three-month period ended April 30, 2023 is comprised of General and Administrative Expenses of $106,886, Selling Expenses of $389 and Depreciation and Amortization of $18,033, as compared to the Net Income for the three-month period ended April 30, 2022 of $20,254 which were comprised of General and Administrative Expenses of $184,218, Selling Expenses of $NIL, and Depreciation and Amortization of $928. The changes in results of operations for the three-month period ended April 30, 2023 as compared to the three-month period ended April 30, 2022 are primarily a result of a decrease in Operating Expenses for the three month period ended April 30, 2023.

Liquidity and Capital Resources

Although we have raised limited funds in the form of debt financing, we anticipate that until we generate more revenue, we will require additional financings in order to fully implement our plan of operations.

As of April 30, 2023 we had $10,917 in cash, $60,610 in Accounts Receivable, $33,535 in Prepaid Expenses, and Other Assets of $161,867. Total liabilities as of April 30, 2023, were $945,596 compared to $945,998 in total liabilities at January 31, 2023. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status.

The total amount owed to the Company’s CEO as of April 30, 2023 was $321,498. The amounts due to related party are unsecured and non-interest bearing with no set terms of repayment

The remaining balance consists of Accounts Payable of $234,283, Accrued Interest of $15,355, Accrued Payroll Expenses of $35,400, Accrued Tax Expense of $3,215, Deferred Revenue of $18,750 , Notes Payable of $159,654, the Small Business Administration Economic Disaster Injury Loan assumed in the acquisition of Kindcard on June 7, 2021 current portion of $2,686, Accrued Interest long term portion of $7,660 and a principal balance of $147,095.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of April 30, 2023, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any pending litigation or legal proceeding.

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

Kindcard, Inc.
(Registrant)

Date: June 14, 2023	By:	/s/ Michael Rosen
Michael Rosen
CEO, CFO, President, and Director
(Principal Executive Officer,
Principal Financial and Accounting Officer)

