Form 10-Q
period 2023-07-31
Kindcard, Inc.
filed 2023-09-19
CIK 1696025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

As of September 19, 2023, there were 98,120,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Kindcard, Inc. and Subsidiaries

Consolidated Financial Statements

July 31, 2023

(Unaudited)

Kindcard, Inc. and Subsidiaries Consolidated Balance Sheets
	July 31, 2023	January 31, 2023
Assets	(unaudited)
Current Assets:
Cash	$15,019	$12,750
Accounts receivable, net - unbilled	76,087	44,705
Prepaid expenses	23,440	46,949
Total Current Assets	114,546	$104,404
Property, plant and equipment, net	8,940	11,753
Intellectual property, net	132,744	170,296
Total Other Assets	141,684	182,049
Total Assets	$256,230	$286,453
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$231,824	$251,567
Accrued interest	12,810	11,324
Accrued payroll expenses	25,117	45,525
Accrued tax expense	3,210	3,210
Deferred revenue	12,500	25,000
Due to related party	301,548	296,498
Notes payable	189,210	155,124
Current portion SBA loan	8,772	2,224
Total Current Liabilities	784,991	790,472
Long-term Liabilities
Accrued interest long term portion	3,931	7,750
SBA loan	150,000	147,776
Total Long-term Liabilities	153,931	155,526
Total Liabilities	938,922	945,998
Commitments and Contingencies	-	-
Stockholders’ Deficit
Common Stock	98,120	96,945
Authorized 200,000,000 shares of common stock, $0.001 par value, issued and outstanding 98,120,000 of common stock (January 31, 2023 – 96,945,000)
Additional Paid In Capital	179,859	152,051
Accumulated Deficit	(960,671)	(908,541)
Total Stockholders’ Deficit	(682,692)	(659,545)
Total Liabilities and Stockholders’ Deficit	$256,230	$286,453

The accompanying notes are an integral part of these unaudited consolidated financial statements

Kindcard, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended July 31,		For the six months ended July 31,
	2023	2022	2023	2022
Revenue	$119,826	$139,204	$243,463	$324,154
Other Revenue	6,250		12,500
Total Revenue	126,076	139,204	255,963	324,154
Cost of Sales	17,058	19,532	37,549	36,008
Total Cost of Sales	17,058	19,532	37,549	36,008
Gross Profit	109,018	119,672	218,414	288,146
Operating Expenses
General and Administrative Expenses	122,510	220,751	229,396	415,749
Selling Expenses	-	-	389	-
Depreciation and Amortization	19,516	15,409	37,549	17,599
Total Operating Expenses	142,026	236,160	267,334	433,348
Net Loss from Operations	(33,008)	(116,488)	(48,920)	(145,202)
Other Income – Wholesale Payments-See Note 11	-	-	-	48,968
Net loss before income taxes	(33,008)		(48,920)
Provision for income taxes	-	-	(3,210)	-
Net Loss	$(33,008)	(116,488)	$(52,130)	$(96,234)
Net Income Per Common Share – Basic and Diluted	$-	$-	-	$-
Weighted Average Number of Common Shares Outstanding -
Basic and Diluted	97,424,620	86,358,587	97,188,785	85,119,862

The accompanying notes are an integral part of these unaudited consolidated financial statements

Kindcard, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

 For the three and six months ended July 31, 2023

(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2023	96,945,000	96,945	152,051	(908,541)	(659,545)
Net loss for period ended April 30, 2023	-	-	-	(19,122)	(19,122)
Balance, April 30, 2023	96,945,000	96,945	152,051	(927,663)	(678,667)
Shares issued for cash	500,000	500	24,500	-	25,000
Shares issued for services	675,000	675	3,308	-	3,983
Net loss for period ended July 31, 2023	-	-	-	(33,008)	(33,008)
Balance, July 31, 2023	98,120,000	$98,120	$179,859	$(960,671)	$(682,692)

For the three and six months ended July 31, 2022

(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2022	83,825,000	83,825	(43,625)	(510,237)	(470,037)
Net income for period ended April 30, 2022	-	-	-	20,254	20,254
Shares issued in exchange for services	20,000	20	120	-	140
Balance, April 30, 2022	83,845,000	$83,845	$(43,505)	$(489,983)	$(449,643)
Net loss for period ended July 31, 2022	-	-	-	(116,488)	(116,488)
Shares issued with debt	3,000,000	3,000	147,000	-	150,000
Shares issued for cash	100,000	100	4,900	-	5,000
Balance, July 31, 2022	86,945,000	$86,945	$108,395	$(606,471)	$(411,131)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Kindcard, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	July 31,	July 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(52,130)	$(96,234)
Adjustments to reconcile net loss to net Cash used by operations
Stock issued for services	3,983	140
Depreciation and amortization	40,365	22,599
	44,348	22,739
Decrease (increase) in operating assets/liabilities
Accounts receivable, net - unbilled	(31,382)	(36,490)
Prepaid expenses	23,509	-
Accounts payables	(19,743)	(11,830)
Accrued expenses	(15,455)	(24,363)
Deferred revenue	(12,500)	-
Total Adjustments	(11,223)	(49,944)
Net cash (used in) provided by operating activities	$(63,353)	$(146,178)
Cash flows from investing activities
Purchase of software and equipment	-	(128,588)
Net cash used in investing activities	-	(128,588)
Cash flows from financing activities
Shares issued for cash	25,000	150,000
Proceeds from related party loan	5,050	-
Proceeds from notes payable, net	35,572	119,753
Net cash provided by financing activities	$65,622	$269,753
Net cash increase for the period	2,269	(5,013)
Cash at beginning of period	$12,750	$21,131
Cash at end of period	$15,019	$16,118
Supplemental disclosures:
Non-cash investing & financing activities:
Common Stock issued in exchange for services	$3,983	$140
Software purchases included in accounts payable	$3,500	$20,920

The accompanying notes are an integral part of these unaudited consolidated financial statements

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

July 31, 2023

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

The Company, through its wholly owned operating subsidiaries, Deb, Inc. and Tendercard, Inc., is an innovative FinTech and PayTech company which provides alternative “Closed-Loop” payment solutions to consumers and businesses across a wide array of verticals.

Going concern

These unaudited financial statements have been prepared assuming the Company will be able to continue as a going concern. To date, the Company has generated revenues from its business operations and has incurred accumulated operating losses of $960,671. At July 31, 2023, the Company has a working capital deficit of $670,445 and a net loss of $52,130 for the six months ended July 31, 2023. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern from a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of July 31, 2023, the Company has issued 98,120,000 shares of common stock issued and outstanding. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

July 31, 2023

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended January 31, 2023 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended July 31, 2023 are not necessarily indicative of the results that may be expected for the year ending January 31, 2024.

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

July 31, 2023

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

We currently offer the following products and services:

Cash Pickup – Deb, Inc., our wholly owned subsidiary, provides cash pick up services for retail and wholesale merchants the within North American retail market through a strategic partnership agreement, per the agreement Deb, Inc.’s partner is responsible for all aspects of the cash pickup service performance obligations. Once performance obligations have been met by the partner Deb, Inc. receives commission revenues in the following month which are recorded as earned over the life of these multiyear contracts.

Tendercard Program – Tendercard, Inc., our wholly owned subsidiary, provides a stored value point of sale gift card processing solution to small and mid-sized businesses within North American retail market. The Company’s proprietary host-based program provides real time data and accurate records of all activity related to the gift card processing account and the related monthly reporting. Fixed monthly service fee revenues are recorded monthly. Fixed annual service fee revenues are collected in arrears and recorded as accrued revenue, un-billed at the end of each month until collected in Q3 FY2024, no revenue is estimated to be accrued or deferred at YE 2024.

Other Revenue is related to a Kindcard Business Development agreement dated January 3, 2022, which provided certain material rights related to the Tendercard Program in exchange for a non-refundable fee of $50,000.

	For the six months ended July 31,
	2023	2022

Cash Pickup Commission Revenue	$52,666	$70,130

Tendercard Program Revenue	$190,797	$204,024

Other Revenue	$12,500	$50,000

Total Program Revenue	$255,963	$324,154

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

July 31, 2023

The following table provides a roll forward of deferred revenue:

	For the six months ended
	July 31,
	2023	2022
Balance at beginning of period	$18,750	$-

Revenue recognized	(6,250)	-

Balance at end of period	$12,500	$-

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

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive instruments in the Company. There are no common stock equivalents at July 31, 2023.

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

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

July 31, 2023

NOTE 2 – BUSINESS ACQUISITION

On June 7, 2021, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Kindcard, Inc., a Massachusetts corporation (“KindCard MA”) and Croesus Holdings Corp., a Massachusetts corporation (“Croesus” and together with Kindcard MA, the “Seller”) pursuant to which the Company acquired 100% of the outstanding shares of common stock of Kindcard MA (the “Kindcard MA Shares”) and all of intellectual property and operational assets (collectively, the “Tendercard Assets”) of the “Tendercard” division of Croesus in consideration of an aggregate of 8,000,000 shares of common stock of the Company issued to the owners of KindCard MA and Croesus at a per share price of $0.003 per share representing a total cash value of $24,000 based on the equitable market value on the date of purchase (see Note 1). In addition, the Company assumed a SBA Loan from Kindcard MA in the amount of $153,160 resulting in total consideration paid by the Company valued at $177,160. The Purchase Agreement and the transactions contemplated therein closed on August 16, 2021 (the “Closing”). Subsequent to the Closing, the Company became aware that the Sellers failed to deliver certain of the Tendercard Assets to the Company in material breach of the Purchase Agreement. A settlement arrangement is currently being negotiated between the Company and Sellers in connection with such matter.

As a result, the goodwill from the acquisition of the Kindcard MA Shares was considered impaired and the Company recorded and impairment expense of $110,291 as of January 31, 2022. The other intangible assets recorded related to the acquisition of the Tendercard Assets from Croesus. In addition, the Purchase Agreement included certain contingent consideration for additional shares to be issued to Seller upon certain conditions being met related to the Company’s quoted common stock price. Given that the Seller failed to deliver certain of the Tendercard Assets as noted, the Company did not issue any additional shares to Seller and therefore the contingent consideration was value at $0 initially. At July 31, 2023, the Company reevaluated the contingent consideration noting that it was still valued at $0.00.

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

Tendercard Program Fees are collected in arrears resulting in accounts receivable, net – unbilled and are recorded as accrued revenue at the end of each month. There are $76,087 and $44,705 in accounts receivables net of $6,060 and $2,424 allowances at July 31, 2023 and January 31, 2023, respectively.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

July 31, 2023

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Property and equipment consist of the following at:

	July 31,	January 31,
	2023	2023
Merchandise and equipment: Vault	$10,000	$10,000
Merchandise and equipment: Office Equipment	4,286	4,286
Merchandise and equipment: IT Equipment	4,945	4,945
Total Cost	$19,231	$19,231
Less: accumulated depreciation	(10,291)	(7,478)
Total	$8,940	$11,753

Depreciation expense amounted to approximately $1,407 and $2,190 with $789 and $0 reclassified as cost of goods sold during the three months ended July 31, 2023 and July 31, 2022, respectively.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired and liabilities assumed, including related tax effects. Goodwill is not amortized; instead, goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors such as macro-economic conditions, industry and market conditions, cost factors as well as other relevant events, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will recognize an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. The Company did not note any impairment as of July 31, 2023.

Intangible assets

Intangible assets are comprised of customer relationships and brands acquired in a business combination specifically related to the Company’s Tendercard subsidiary (see Note 2) and also comprised of development costs for its proprietary payment processing “DEB Platform” through the Company’s wholly owned subsidiary, Deb, Inc. The Company amortizes intangible assets with a definitive life over their respective useful lives of 3-5 years. Assets with indefinite lives are tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company did not note any impairment as of July 31, 2023.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

July 31, 2023

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS (continued)

Intangible assets (continued)

On December 21, 2021, the Company entered into a contract to develop its proprietary payment processing DEB Platform, for a total cost of $150,000. On June 8, 2022, the Company entered into a contract to further customize the platform for an additional cost of $58,985 for a total cost of $208,985. $130,485 and $75,000 in deposits related to intangible assets were paid as of July 31, 2023, with the remaining balance to be paid in the third quarter of FY 2024 for the work performed and completed. The amount is recorded in accounts payable as of July 31, 2023. The Company began to amortize the asset in the third quarter of FY 2023 when it was originally scheduled to go into production but additional development was required. The platform is currently in testing, is anticipated to go into production in the third quarter of FY 2024 and is being depreciated over 3 - 5 years.

	July 31,	January 31,
	2023	2023
Definite-lived intangible assets
Technology: DEB Platform	$208,985	$208,985
Technology: Tendercard Program	3,200	3,200
Customer Lists	9,900	9,900
Website	5,200	5,200
Trade Name	2,800	2,800
Total	230,085	230,085
Less: accumulated amortization	(97,341)	(59,789)
Definite-lived intangible assets, net	$132,744	$170,296

The following is the future estimated amortization expense related to intangible assets as of July 31, 2023:

Year ending January 31,
2024 -	42,178
2025 -	72,235
2026 -	17,802
2027 -	529
Total -	$132,744

NOTE 6 – CURRENT LIABILITIES

Accounts Payable

Accounts Payable is comprised of Trade payables of $231,824 and $251,567 at July 31, 2023 and January 31, 2023, respectively.

Accrued Interest

Balance consists of Accrued Interest short term notes payable of $12,810 and $11,324, short term portion Accrued Interest SBA loan of $8,772 and $2,224 at July 31, 2023 and January 31, 2023, respectively.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

July 31, 2023

Accrued Payroll Expense

Balance consists of Accrued Salaries & Wages $6,042 and $6,042, Accrued Payroll Tax $462 and $704 and Payroll Tax Payable of $18,613 and $38,779 at July 31, 2023 and January 31, 2023, respectively.

Accrued Tax Expense

Balance consists of Accrued Income Taxes of $3,210 and $3,210 at July 31, 2023 and January 31, 2023, respectively.

Deferred Revenue

Balance of $12,500 and $25,000 at July 31, 2023 and January 31, 2023 consists of the unamortized portion a non-refundable fee.

NOTE 7 – DUE TO RELATED PARTY

Due to Related Party

During the three-month period ended July 31, 2023, the Company reimbursed the CEO $5,408 for expenses paid on behalf of the Company and repaid the CEO $25,000 of advances loaned to the Company. The total amount owed to the Company’s CEO as of July 31, 2023 and January 31, 2023 were $5,050 and $0 respectively. The total amount owed to RMR Management Group, LLC (“RMR”) as of July 31, 2023 and January 31, 2023 were $296,498 and $296,498, respectively. RMR is a company owned and controlled by the Company’s CEO. The amounts due to related party are unsecured and non-interest bearing with no set terms of repayment.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

July 31, 2023

NOTE 8 – Loans

SBA Loan

The balance consists of Small Business Administration Economic Disaster Injury Loan assumed in the acquisition of Kindcard on June 7, 2021, with a principal balance of $150,000 and $3,160 accrued interest for a total balance of $153,160. An additional $12,467 of interest was accrued and interest payments of $2,924 have been paid during the twenty-five months ended July 31, 2023 for a total balance of $162,703. The term of the note is 30 years with an interest rate of 3.75% per annum, Installment payments of $731 began April 14, 2023.

Year ending January 31,

2024:	$0
2025:	1,933
2026:	2,762
2027:	2,867
2028:	2,977
Thereafter	139,461
Total future minimum loan payments	$150,000
Less: current portion	(0)
Long-term portion	$150,000

Notes Payable

Loans payable consists of $189,210 and $155,124 in short term loans payable at July 31, 2023 and January 31, 2023, respectively. These loans with non-related parties are unsecured and have interest rates ranging from 7% to 12% per annum and maturity dates within one to twelve months.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On May 25, 2022, the Company and an advisor entered into an Advisory Agreement related to the development, design and build of its compliance and state licensing program related to the Company’s Deb Platform. The initial term of the agreement is six months at a rate of $5,000 per month ($30,000) with an option to renew on a month-to-month basis thereafter. The contract includes a stock grant allowing the advisor the opportunity to earn up to a total of 1,000,000 shares of common stock (the “Shares”) of the Company to be issued one year from the effective date of the agreement subject to approval by the Company’s Board of Directors and the achievement of certain mutually agreed goals and objectives. Effective January 31, 2023, the agreement has been suspended and placed on hold by the parties until the Company’s Deb Platform has been released, and, accordingly, the parties have agreed to cease accruing the monthly cash fees due under the agreement. Total fees earned of $40,000 in consulting fees have been recorded as of July 31, 2023, with $7,500 in accrued expenses expected to be paid in the third quarter of FY 2024. As of July 31, 2023, none of the Shares have been issued. In the event that the current suspension / hold status of the agreement is removed, the Shares could be potentially earned by and issued to the advisor in the future subject to approval by the Company’s Board of Directors and the achievement of certain mutually agreed goals and objectives.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

July 31, 2023

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

On June 6, 2023, the Company and a consultant entered into a consulting agreement (the “Agreement”) pursuant to which the Company agreed to issue to the consultant 675,000 restricted shares of common stock in consideration for certain business and operations consulting services to be provided by the consultant to the Company.

On June 20, 2023, an accredited investor purchased from the Company 500,000 restricted shares of common stock at $0.05 per share for a purchase price of $25,000.

NOTE 11 – TERMINATION OF MATERIAL DEFINITIVE AGREEMENT

On January 1, 2022, the Company entered into an Asset Purchase Agreement (the “APA”) with Wholesale Payments LLC, a Wyoming limited liability company (“Seller”) pursuant to which the Company was to purchase 100% of the assets of Seller. On March 9, 2022, the Company and Seller agreed terminate the APA pursuant to Sections 206(b)(ii) and 206(b)(iii) of the APA and, accordingly, no assets of Seller were transferred to the Company. The Company received net proceeds of $48,968 from Seller prior to the APA being terminated related to a one-time commission that would not be considered revenue and was recorded as other income as of July 31, 2022.

NOTE 12 – SUBSEQUENT EVENTS

On August 9, 2023, effective as of August 1, 2023, the Company and a consultant entered into a consulting agreement (the “Agreement”) pursuant to which the Company agreed to issue to the consultant a fee of an aggregate of 200,000 restricted shares of common stock (the “Shares”) in consideration for certain financial and management consulting services to be provided by the consultant to the Company, subject to the following vesting schedule: The Shares vest as to (i) 50,000 Shares on the August 1, 2023 effective date, (ii) 50,000 Shares on the six (6) month anniversary of the Agreement, (iii) 50,000 Shares on the nine (9) month anniversary of the Agreement, and (iv) 50,000 Shares on the 12-month anniversary of the Agreement.

On September 15, 2023 the Company issued a 1% Convertible Promissory Note in the amount of $296,497.87 (the “Note”) to RMR Management Group LLC (“RMR”) in exchange for full and final settlement of an aggregate amount of $296,497.87 previously loaned by RMR to the Company. The Note is convertible at the RMR’s option into shares of common stock of the Company at a per share conversion price of $0.01. RMR is a company owned and controlled by the Company’s CEO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended January 31, 2023, included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 filed on May 19, 2023 (the “Annual Report”) with the U.S. Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q contains forward-looking statements, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

The Company, through its wholly owned operating subsidiaries, Deb, Inc. and Tendercard, Inc., is an innovative FinTech and PayTech company which provides alternative “Closed-Loop” payment solutions to consumers and businesses across a wide array of verticals. The Company believes that mobile wallet technology will ultimately grow to become the preferred method for merchants and consumers to transact at the point of sale, and it is our goal to capture significant market share from the mobile wallet segment through our proprietary “Pay with Deb” consumer app and merchant services platform (“Pay with Deb”).

Through Pay with Deb, Deb, Inc. targets the high-risk merchant market where businesses operating within innovative verticals and e-commerce are incurring higher transaction costs, utilizing a robust compliance policy for onboarding users and businesses in accordance with federal and state regulations. Pay with Deb operates on a “closed-loop” system, whereby consumers can purchase “Deb Tokens” to store in their mobile wallets and use their Deb Tokens to make purchases within the Pay with Deb merchant network. Deb Tokens are not a crypto currency, stable coins, or tied to any exchange. Funds used by consumers to purchase Deb Tokens are kept in a custodial deposit account ensuring that Deb Tokens are valued 1:1 with the US dollar. Businesses using Deb Tokens to transact with customers, suppliers, vendors, and employees can send and receive money without using traditional banking infrastructure or credit card rails. In addition, Pay with Deb eliminates the transaction fees incurred by businesses associated with traditional payment processors at the point of sale. For consumers, Pay with Deb transactions at the point of sale only appear on the consumer’s mobile wallet’s statement, not bank or credit card statements, offering additional privacy to the consumer.

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

Results of Operations

For the three-month period ended July 31, 2023, we had revenues of $126,076 as compared to $139,204 in revenues for the three-month period ended July 31, 2022. Total Cost of Sales for the three-month period ended July 31, 2023 was $17,058 resulting in a Gross Profit of $109,018 as compared to Total Cost of Sales for the three-month period ended July 31, 2022 of $19,532 resulting in a Gross Profit of $119,672. Operating Expenses for the three-month period ended July 31, 2023 were $142,026 resulting in Net Loss from Operations of $33,008. The net loss for the three-month period ended July 31, 2023 is comprised of General and Administrative Expenses of $122,510, Selling Expenses of $NIL and Depreciation and Amortization of $19,516, as compared to the Net loss for the three-month period ended July 31, 2022 of $116,488 which were comprised of General and Administrative Expenses of $220,751, Selling Expenses of $NIL, and Depreciation and Amortization of $15,409. The changes in results of operations for the three-month period ended July 31, 2023 as compared to the three-month period ended July 31, 2022 are primarily a result of a decrease in Operating Expenses for the three month period ended July 31, 2023.

For the six-month period ended July 31, 2023, we had revenues of $255,963 as compared to $324,124 in revenues for the six-month period ended July 31, 2022. Total Cost of Sales for the six-month period ended July 31, 2023 was $37,549 resulting in a Gross Profit of $218,414 as compared to Total Cost of Sales for the six-month period ended July 31, 2022 of $36,008 resulting in a Gross Profit of $288,146. Operating Expenses for the six-month period ended July 31, 2023 were $267,334 resulting in Net Loss from Operations of $48,920. The net loss for the six-month period ended July 31, 2023 is comprised of General and Administrative Expenses of $229,396, Selling Expenses of $389 and Depreciation and Amortization of $37,549, as compared to the Net loss for the six-month period ended July 31, 2022 of $145,202 which were comprised of General and Administrative Expenses of $415,749, Selling Expenses of $NIL, and Depreciation and Amortization of $17,599. The changes in results of operations for the six-month period ended July 31, 2023 as compared to the six-month period ended July 31, 2022 are primarily a result of a decrease in Operating Expenses for the six month period ended July 31, 2023.

Liquidity and Capital Resources

Although we have raised limited funds in the form of debt financing, we anticipate that until we generate more revenue, we will require additional financings in order to fully implement our plan of operations.

As of July 31, 2023, we had $15,019 in cash, $76,087 in Accounts Receivable, $23,440 in Prepaid Expenses, and Other Assets of $141,684. Total liabilities as of July 31, 2023, were $938,922 compared to $945,998 in total liabilities at January 31, 2023. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status.

The total amount owed to the Company’s CEO as of July 31, 2023 was $5,050, the total owed to RMR Management Group, LLC (“RMR”) was $296,498. RMR is a company owned and controlled by the Company’s CEO. The amounts due to related party are unsecured and non-interest bearing with no set terms of repayment.

The remaining balance consists of Accounts Payable of $231,824, Accrued Interest of $12,810, Accrued Payroll Expenses of $25,117, Accrued Tax Expense of $3,210, Deferred Revenue of $12,500, Notes Payable of $189,210, the Small Business Administration Economic Disaster Injury Loan assumed in the acquisition of Kindcard on June 7, 2021 current portion of $8,772, Accrued Interest long term portion of $3,931 and a principal balance of $150,000.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of July 31, 2023, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

On June 20, 2023, an accredited investor purchased from the Company 500,000 restricted shares of common stock at $0.05 per share for a purchase price of $25,000.

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

The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) for the issuances of the above securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. The investors in these securities are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

The foregoing information is a summary of each of the agreements involved in the transactions described above, is not complete, and is qualified in its entirety by reference to the full text of those agreements, each of which is attached an exhibit to this Quarterly Report on Form 10-Q. Readers should review those agreements for a complete understanding of the terms and conditions associated with this transaction.

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

Kindcard, Inc.
(Registrant)

Date: September 19, 2023	By:	/s/ Michael Rosen
Michael Rosen
CEO, CFO, President, and Director
(Principal Executive Officer,
Principal Financial and Accounting Officer)

