Form 10-Q
period 2023-10-31
Kindcard, Inc.
filed 2023-12-15
CIK 1696025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

As of December 15, 2023, there were 98,170,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Kindcard, Inc. and Subsidiaries

Consolidated Financial Statements

October 31, 2023

(Unaudited)

Kindcard, Inc. and Subsidiaries Consolidated Balance Sheets
	October 31, 2023	January 31, 2023
Assets	(unaudited)
Current Assets:
Cash	$13,028	$12,750
Accounts receivable, net - unbilled	21,108	44,705
Prepaid expenses	9,030	46,949
Total Current Assets	43,166	$104,404
Property, plant and equipment, net	7,534	11,753
Intellectual property, net	128,770	170,296
Total Other Assets	136,304	182,049
Total Assets	$179,470	$286,453
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$244,380	$251,567
Accrued interest	15,495	11,324
Accrued payroll expenses	18,767	45,525
Accrued tax expense	3,210	3,210
Deferred revenue	6,250	25,000
Due to related party	296,498	296,498
Notes payable	164,035	155,124
Current portion SBA loan	8,772	2,224
Total Current Liabilities	757,407	790,472
Long-term Liabilities
Accrued interest long term portion	3,156	7,750
SBA loan	150,000	147,776
Total Long-term Liabilities	153,156	155,526
Total Liabilities	910,563	945,998
Commitments and Contingencies-See Note 9	-	-
Stockholders’ Deficit
Common Stock	98,170	96,945
Authorized 200,000,000 shares of common stock, $0.001 par value, issued and outstanding 98,170,000 of common stock (January 31, 2023 – 96,945,000)
Additional Paid In Capital	180,104	152,051
Accumulated Deficit	(1,009,367)	(908,541)
Total Stockholders’ Deficit	(731,093)	(659,545)
Total Liabilities and Stockholders’ Deficit	$179,470	$286,453

The accompanying notes are an integral part of these unaudited consolidated financial statements

Kindcard, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended October 31,		For the nine months ended October 31,
	2023	2022	2023	2022
Revenue	$119,160	$148,162	$362,623	$472,316
Other Revenue	6,250	-	18,750	-
Total Revenue	125,410	148,162	381,373	472,316
Cost of Sales	30,146	24,240	67,695	60,248
Total Cost of Sales	30,146	24,240	67,695	60,248
Gross Profit	95,264	123,922	313,678	412,068
Operating Expenses
General and Administrative Expenses	124,763	215,024	354,159	630,773
Selling Expenses	-	-	389	-
Depreciation and Amortization	19,197	23,356	56,746	40,955
Total Operating Expenses	143,960	238,380	411,294	671,728
Net Loss from Operations	(48,696)	(114,458)	(97,616)	(259,660)
Other Income – Wholesale Payments-See Note 11	-	-	-	48,968
Net loss before income taxes	(48,696)		(97,616)
Provision for income taxes	-	-	(3,210)	-
Net Loss	$(48,696)	(114,458)	$(100,826)	$(210,692)
Net Loss Per Common Share – Basic and Diluted	$-	$-	-	$-
Weighted Average Number of Common Shares Outstanding -
Basic and Diluted	97,286,850	86,945,000	97,286,850	82,734,927

The accompanying notes are an integral part of these unaudited consolidated financial statements

Kindcard, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

 For the three and nine months ended  October 31, 2023

(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2023	96,945,000	96,945	152,051	(908,541)	(659,545)
Net loss for period ended April 30, 2023	-	-	-	(19,122)	(19,122)
Balance, April 30, 2023	96,945,000	96,945	152,051	(927,663)	(678,667)
Shares issued for cash	500,000	500	24,500	-	25,000
Shares issued for services	675,000	675	3,308	-	3,983
Net loss for period ended July 31, 2023	-	-	-	(33,008)	(33,008)
Balance, July 31, 2023	98,120,000	98,120	179,859	(960,671)	(682,692)
Shares issued for services	50,000	50	245	-	295
Net loss for period ended October 31, 2023	-	-	-	(48,696)	(48,696)
Balance, October 31, 2023	98,170,000	$98,170	$180,104	$(1,009,367)	$(731,093)

For the three and nine months ended October 31, 2022

(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2022	83,825,000	83,825	(43,625)	(510,237)	(470,037)
Net income for period ended April 30, 2022	-	-	-	20,254	20,254
Shares issued in exchange for services	20,000	20	120	-	140
Balance, April 30, 2022	83,845,000	83,845	(43,505)	(489,983)	(449,643)
Net loss for period ended July 31, 2022	-	-	-	(116,488)	(116,488)
Shares issued for cash	3,000,000	3,000	147,000	-	150,000
Shares issued with debt	100,000	100	4,900	-	5,000
Balance, July 31, 2022	86,945,000	86,945	108,395	(606,471)	(411,131)
Net loss for period ended October 31, 2022	-	-	-	(114,458)	(114,458)
Balance, October 31, 2022	86,945,000	$86,945	$108,395	$(720,929)	$(525,589)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Kindcard, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	October 31,	October 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(100,826)	$(210,692)
Adjustments to reconcile net loss to net Cash used by operations
Stock issued for services	-	140
Shares issued with debt	-	5,000
Depreciation and amortization	60,970	40,955
Total	60,970	46,095
Decrease (increase) in operating assets/liabilities
Accounts receivable, net - unbilled	23,597	1,052
Prepaid expenses	37,919	-
Accounts payables	(7,197)	30,590
Accrued expenses	(22,570)	(25,969)
Deferred revenue	(18,750)	-
Total Adjustments	73,969	51,768
Net cash (used in) provided by operating activities	$(26,857)	$(158,924)
Cash flows from investing activities
Costs incurred to develop intellectual property	(15,225)	(133,652)
Net cash used in investing activities	(15,225)	(133,652)
Cash flows from financing activities
Shares issued for cash	25,000	150,000
Proceeds from notes payable, net	13,082	145,731
Net cash provided by financing activities	$38,082	$295,731
Net cash increase for the period	(4,000)	3,155
Cash at beginning of period	$12,750	$21,131
Cash at end of period*	$8,750	$24,286
Supplemental disclosures:
Non-cash investing & financing activities*:
Common Stock issued in exchange for services*	$4,278	$140
Shares issued with debt	$-	$5,000
Cash at the end of the period and non-cash investing & financing activities*	$13,028	$24,426

The accompanying notes are an integral part of these unaudited consolidated financial statements

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

October 31, 2023

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

Going concern

These unaudited financial statements have been prepared assuming the Company will be able to continue as a going concern. To date, the Company has generated revenues from its business operations and has incurred accumulated operating losses of $1,009,367. At October 31, 2023, the Company has a working capital deficit of $714,241 and a net loss of $100,826 for the nine months ended October 31, 2023. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern from a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of October 31, 2023, the Company has issued 98,170,000 shares of common stock issued and outstanding. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

October 31, 2023

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended January 31, 2023 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended October 31, 2023 are not necessarily indicative of the results that may be expected for the year ending January 31, 2024.

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

October 31, 2023

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or products have been sold, the purchase price is fixed or determinable and collectability is reasonably assured.

The Company follows ASC 606, Revenue from Contracts with Customers (Topic 606). This standard provides a single model for revenue arising from contracts with customers and supersedes previous revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

	For the nine months ended October 31,
	2023	2022

Cash Pickup Commission Revenue	$69,874	$93,968

Tendercard Program Revenue	$292,749	$378,348

Other Revenue	$18,750	$-

Total Program Revenue	$381,373	$472,316

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

October 31, 2023

The following table provides a roll forward of deferred revenue:

	For the nine months ended
	October 31,
	2023	2022
Balance at beginning of period	$12,500	$-

Revenue recognized	(6,250)	-

Balance at end of period	$6,250	$-

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

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive instruments in the Company. There are no common stock equivalents at October 31, 2023.

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

October 31, 2023

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

As a result, the goodwill from the acquisition of the Kindcard MA Shares was considered impaired and the Company recorded and impairment expense of $110,291 as of January 31, 2022. The other intangible assets recorded related to the acquisition of the Tendercard Assets from Croesus. In addition, the Purchase Agreement included certain contingent consideration for additional shares to be issued to Seller upon certain conditions being met related to the Company’s quoted common stock price. Given that the Seller failed to deliver certain of the Tendercard Assets as noted, the Company did not issue any additional shares to Seller and therefore the contingent consideration was value at $0 initially. At October 31, 2023, the Company reevaluated the contingent consideration noting that it was still valued at $0.00.

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

NOTE 3 – ACCOUNTS RECEIVABLE, Net – unbilled

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

Tendercard Program Fees are collected in arrears resulting in accounts receivable, net – unbilled and are recorded as accrued revenue at the end of each month. There are $21,108 and $44,705 in accounts receivables net of $0.00 and $2,424 allowances at October 31, 2023 and January 31, 2023, respectively.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

October 31, 2023

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Property and equipment consist of the following at:

	October 31,	January 31,
	2023	2023
Merchandise and equipment: Vault	$10,000	$10,000
Merchandise and equipment: Office Equipment	4,286	4,286
Merchandise and equipment: IT Equipment	4,945	4,945
Total Cost	$19,231	$19,231
Less: accumulated depreciation	(11,697)	(7,478)
Total	$7,534	$11,753

Depreciation expense amounted to approximately $1,407 and $1,819 with $789 and $0 reclassified as cost of goods sold during the three months ended October 31, 2023 and October 31, 2022, respectively.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired and liabilities assumed, including related tax effects. Goodwill is not amortized; instead, goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors such as macro-economic conditions, industry and market conditions, cost factors as well as other relevant events, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will recognize an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. The Company did not note any impairment as of October 31, 2023.

Intangible assets

Intangible assets are comprised of customer relationships and brands acquired in a business combination specifically related to the Company’s Tendercard subsidiary (see Note 2) and also comprised of development costs for its proprietary payment processing “DEB Platform” through the Company’s wholly owned subsidiary, Deb, Inc. The Company amortizes intangible assets with a definitive life over their respective useful lives of 3-5 years. Assets with indefinite lives are tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company did not note any impairment as of October 31, 2023.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

October 31, 2023

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS (continued)

Intangible assets (continued)

On December 21, 2021, the Company entered into a contract to develop its proprietary payment processing DEB Platform, for a total cost of $150,000. On June 8, 2022, the Company entered into a contract to further customize the platform for an additional cost of $74,210 for a total cost of $224,210. $149,210 and $75,000 in deposits related to intangible assets were paid as of October 31, 2023 for the work performed and completed. The Company began to amortize the asset in the third quarter of FY 2023 when it was originally scheduled to go into production but additional development was required. The platform is currently in testing, is anticipated to go into production in the fourth quarter of FY 2024 and is being depreciated over 3 – 5 years.

	October 31,	January 31,
	2023	2023
Definite-lived intangible assets
Technology: DEB Platform	$224,210	$208,985
Technology: Tendercard Program	3,200	3,200
Customer Lists	9,900	9,900
Website	5,200	5,200
Trade Name	2,800	2,800
Total	245,310	230,085
Less: accumulated amortization	(116,540)	(59,789)
Definite-lived intangible assets, net	$128,770	$170,296

The following is the future estimated amortization expense related to intangible assets as of October 31, 2023:

Year ending January 31,
2024 -	38,204
2025 -	72,235
2026 -	17,802
2027 -	529
Total -	$128,770

NOTE 6 – CURRENT LIABILITIES

Accounts Payable

Accounts Payable is comprised of Trade payables of $244,370 and $251,567 at October 31, 2023 and January 31, 2023, respectively.

Accrued Interest

Balance consists of Accrued Interest short term notes payable of $15,495 and $11,324, short term portion Accrued Interest SBA loan of $8,772 and $2,224 at October 31, 2023 and January 31, 2023, respectively.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

October 31, 2023

Accrued Payroll Expense

Balance consists of Accrued Salaries & Wages $6,042 and $6,042, Accrued Payroll Tax $462 and $704 and Payroll Tax Payable of $12,263 and $38,779 at October 31, 2023 and January 31, 2023, respectively.

Accrued Tax Expense

Balance consists of Accrued Income Taxes of $3,210 and $3,210 and Sales Tax Payable of $10 and $0.00 at October 31, 2023 and January 31, 2023, respectively.

Deferred Revenue

Balance of $6,250 and $25,000 at October 31, 2023 and January 31, 2023 consists of the unamortized portion a non-refundable fee.

NOTE 7 – DUE TO RELATED PARTY

Due to Related Party

During the three-month period ended October 31, 2023, the Company reimbursed the CEO $5,050. For expenses paid on behalf of the Company. The total amount owed to the Company’s CEO as of October 31, 2023 and January 31, 2023 were $0 and $0 respectively. The total amount owed to RMR Management Group, LLC (“RMR”) as of October 31, 2023 and January 31, 2023 were $296,498 and $296,498, respectively. RMR is a company owned and controlled by the Company’s CEO. The amounts due to related party are unsecured and non-interest bearing with no set terms of repayment.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

October 31, 2023

NOTE 8 – Loans

SBA Loan

The balance consists of Small Business Administration Economic Disaster Injury Loan assumed in the acquisition of Kindcard on June 7, 2021, with a principal balance of $150,000 and $3,160 accrued interest for a total balance of $153,160. An additional $13,885 of interest was accrued and interest payments of $5,117 have been paid during the twenty-five months ended October 31, 2023 for a total balance of $161,928. The term of the note is 30 years with an interest rate of 3.75% per annum, Installment payments of $731 began April 14, 2023.

The following is the future estimated principal payments related to SBA Loan as of October 31, 2023:

Year ending January 31,

2024:	$0
2025:	1,933
2026:	2,762
2027:	2,867
2028:	2,977
Thereafter	139,461
Total future minimum loan payments	$150,000
Less: current portion	(0)
Long-term portion	$150,000

Notes Payable

Loans payable consists of $164,035 and $155,124 in short term loans payable at October 31, 2023 and January 31, 2023, respectively. These loans with non-related parties are unsecured and have interest rates ranging from 7% to 12% per annum and maturity dates within one to twelve months.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On May 25, 2022, the Company and an advisor entered into an Advisory Agreement related to the development, design and build of its compliance and state licensing program related to the Company’s Deb Platform. The initial term of the agreement is six months at a rate of $5,000 per month ($30,000) with an option to renew on a month-to-month basis thereafter. The contract includes a stock grant allowing the advisor the opportunity to earn up to a total of 1,000,000 shares of common stock (the “Shares”) of the Company to be issued one year from the effective date of the agreement subject to approval by the Company’s Board of Directors and the achievement of certain mutually agreed goals and objectives. Effective January 31, 2023, the agreement has been suspended and placed on hold by the parties until the Company’s Deb Platform has been released, and, accordingly, the parties have agreed to cease accruing the monthly cash fees due under the agreement. Total fees earned of $40,000 in consulting fees have been recorded as of October 31, 2023, with $7,500 in accrued expenses expected to be paid in the fourth quarter of FY 2024. As of October 31, 2023, none of the Shares have been issued. In the event that the current suspension / hold status of the agreement is removed, the Shares could be potentially earned by and issued to the advisor in the future subject to approval by the Company’s Board of Directors and the achievement of certain mutually agreed goals and objectives.

On August 9, 2023, effective as of August 1, 2023, the Company and a consultant entered into a consulting agreement (the “Agreement”) pursuant to which the Company agreed to issue to the consultant a fee of an aggregate of 200,000 restricted shares of common stock (the “Shares”) in consideration for certain financial and management consulting services to be provided by the consultant to the Company, subject to the following vesting schedule: The Shares vest as to (i) 50,000 Shares on the August 1, 2023 effective date, (ii) 50,000 Shares on the six (6) month anniversary of the Agreement, (iii) 50,000 Shares on the nine (9) month anniversary of the Agreement, and (iv) 50,000 Shares on the 12-month anniversary of the Agreement. On August 28, 2023, the Company issued 50,000 shares of common stock pursuant to this agreement.

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

October 31, 2023

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

On August 9, 2023, effective as of August 1, 2023, the Company and a consultant entered into a consulting agreement (the “Agreement”) pursuant to which the Company agreed to issue to the consultant a fee of an aggregate of 200,000 restricted shares of common stock (the “Shares”) in consideration for certain financial and management consulting services to be provided by the consultant to the Company, subject to the following vesting schedule: The Shares vest as to (i) 50,000 Shares on the August 1, 2023 effective date, (ii) 50,000 Shares on the six (6) month anniversary of the Agreement, (iii) 50,000 Shares on the nine (9) month anniversary of the Agreement, and (iv) 50,000 Shares on the 12-month anniversary of the Agreement. On August 28, 2023, the Company issued 50,000 shares of common stock pursuant to this agreement. The shares were issued at $0.0059 per share ($295) based on the current weighted average cost per share calculated using subsequent share prices issued for cash given the Company does not have an active trading market, with a par value of $0.001 per share. $295 in consulting fees has been recorded as consulting expense at October 31, 2023.

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

 NOTE 12 – SUBSEQUENT EVENTS

The Company evaluates events that occur after the period’s end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through the date these financial statements are issued and has determined that no subsequent events require disclosure in these financial statements.

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

Results of Operations

For the three-month period ended October 31, 2023, we had revenues of 125,410  as compared to $148,162 in revenues for the three-month period ended October 31, 2022. Total Cost of Sales for the three-month period ended October 31, 2023 was $30,146 resulting in a Gross Profit of $95,264 as compared to Total Cost of Sales for the three-month period ended October  31, 2022 of $24,240 resulting in a Gross Profit of $123,922. Operating Expenses for the three-month period ended October 31, 2023 were $143,960 resulting in Net Loss from Operations of $48,696. The net loss for the three-month period ended October 31, 2023 is comprised of General and Administrative Expenses of $124,763, Selling Expenses of $NIL and Depreciation and Amortization of $19,917, as compared to the Net loss for the three-month period ended October 31, 2022 of $114,458 which were comprised of General and Administrative Expenses of $215,024, Selling Expenses of $NIL, and Depreciation and Amortization of $23,356. The changes in results of operations for the three-month period ended October 31, 2023 as compared to the three-month period ended October  31, 2022 are primarily a result of a decrease in Operating Expenses for the three month period ended October 31, 2023.

For the nine-month period ended October 31, 2023, we had revenues of $381,373 as compared to $472,316 in revenues for the nine-month period ended October  31, 2022. Total Cost of Sales for the nine-month period ended October 31, 2023 was $67,695 resulting in a Gross Profit of $313,678 as compared to Total Cost of Sales for the nine-month period ended October  31, 2022 of $60,248 resulting in a Gross Profit of $412,068. Operating Expenses for the nine-month period ended October 31, 2023 were $411,294 resulting in Net Loss from Operations of $97,616. The net loss for the nine-month period ended October 31, 2023 is comprised of General and Administrative Expenses of $354,159, Selling Expenses of $389 and Depreciation and Amortization of $56,746, as compared to the Net loss for the nine-month period ended October 31, 2022 of $259,660 which were comprised of General and Administrative Expenses of $630,773, Selling Expenses of $NIL, and Depreciation and Amortization of $40,955. The changes in results of operations for the nine-month period ended October 31, 2023 as compared to the nine-month period ended October  31, 2022 are primarily a result of a decrease in Operating Expenses for the nine month period ended October 31, 2023.

Liquidity and Capital Resources

Although we have raised limited funds in the form of debt financing, we anticipate that until we generate more revenue, we will require additional financings in order to fully implement our plan of operations.

As of October 31, 2023, we had $13,028 in cash, $21,108 in Accounts Receivable, $9,030 in Prepaid Expenses, and Other Assets of $136,304. Total liabilities as of October 31, 2023, were $910,563 compared to $945,998 in total liabilities at January 31, 2023. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status.

The total amount owed to the Company’s CEO as of October 31, 2023 was $NIL, the total owed to RMR Management Group, LLC (“RMR”) was $296,498. RMR is a company owned and controlled by the Company’s CEO. The amounts due to related party are unsecured and non-interest bearing with no set terms of repayment.

The remaining balance consists of Accounts Payable of $244,370, Accrued Interest of $15,495, Accrued Payroll Expenses of $18,767, Accrued Tax Expense of $3,220, Deferred Revenue of $6,250, Notes Payable of $164,035, the Small Business Administration Economic Disaster Injury Loan assumed in the acquisition of Kindcard on June 7, 2021 current portion of $8,772, Accrued Interest long term portion of $3,156 and a principal balance of $150,000.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of October 31, 2023, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On September 15, 2023, the Company issued a 1% Convertible Promissory Note in the amount of $296,497.87 (the “Note”) to RMR Management Group LLC (“RMR”) in exchange for full and final settlement of an aggregate amount of $296,497.87 previously loaned by RMR to the Company. The Note is convertible at the RMR’s option into shares of common stock of the Company at a per share conversion price of $0.01. RMR is a company owned and controlled by the Company’s CEO.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506 as promulgated under Regulation D as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act or a sophisticated person and had adequate access, through employment, business or other relationships, to information about us. As of the date hereof, the Company is obligated on the above Note issued to the investor. The above Note is a debt obligation arising other than in the ordinary course of business which constitutes a direct financial obligation of the Company.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

4.1	Form of Convertible Promissory Note of Kindcard, Inc. issued to an accredited investor dated September 15, 2023

10.1	Form of Settlement and Release Letter Agreement by and between Kindcard Inc. and RMR Management Group LLC dated September 15, 2023

31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2+	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

32.1*	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

#	Indicates management contract or compensatory plan.

+	Included in Exhibit 31.1

++	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kindcard, Inc.
(Registrant)

Date: December 15, 2023	By:	/s/ Michael Rosen
Michael Rosen
CEO, CFO, President, and Director
(Principal Executive Officer,
Principal Financial and Accounting Officer)

