Form 10-K
period 2024-01-31
Kindcard, Inc.
filed 2024-05-15
CIK 1696025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from __________ to __________

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

As of July 31, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $284,721.

As of May 15, 2024, there were 98,170,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (“SEC”). In this Annual Report on Form 10-K, the language “this fiscal year” or “current fiscal year” refers to the 12-month period ended January 31, 2024.

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

Deb, Inc. targets the high-risk merchant market where businesses operating within innovative verticals and e-commerce are incurring higher transaction costs, utilizing a robust compliance policy for onboarding users and businesses in accordance with federal and state regulations. Pay with Deb operates on a “closed-loop” system, whereby consumers can purchase “Deb Tokens” to store in their wallet and use them to make purchases with the Pay with Deb merchant network. Deb Tokens are not a crypto currency, stable coins, or tied to any exchange. Funds used to purchase Deb Tokens are kept in a custodial deposit account ensuring that Deb Tokens are valued 1:1 with the US dollar. Businesses using Deb Tokens to transact with customers, suppliers, vendors, and employees can send and receive money without using traditional banking infrastructure or credit card rails. In addition, Pay with Deb eliminates the transaction fees incurred by businesses associated with traditional payment processors at the point of sale. For consumers, Pay with Deb transactions at the point of sale only appear on the consumer’s mobile wallet’s statement, not bank or credit card statements, offering additional privacy to the consumer.

Tendercard, Inc. provides independent merchants with a gift card and loyalty platform, allowing businesses to purchase their own proprietary gift card program to promote and sell to their own customers, where their customers can also earn points. Tendercard’s gift card and loyalty platform replaces paper gift certificates and all manual recordkeeping with an electronic accounting and reporting system hosted by Tendercard. Unlike other gift card providers, Tendercard settles gift card purchases directly to the merchant’s account, never taking control of the money. Tendercard processing is available through the “Bridgepay” pay payment gateway and can be used with a dedicated terminal, or with “Pax”, and “Dejavoo” terminals.

The Company is dedicated to providing universal access to digital payment tools for all entities, persons, and governments, who accept or pay with money. Each of our business units has a focused value proposition, delivering cutting-edge fintech and paytech solutions within their target markets. Combined with excellent customer service, the Company aims to grow its user base and merchant network exponentially over the next two years.

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

Market Analysis

The Company is well positioned with the build out of its innovative payment technology and believes with the domination of ecommerce, decriminalization of certain products, not to mention launch of innovative platforms such as web3 and blockchain the payments industry is ready for disruption because the numbers of new, underbanked businesses are significantly increasing. Management believes that traditional banking is antiquated, unable, and/or unwilling to work with the inherent risk that comes with any innovative company seeking new ways to pay for goods and services. The everyday merchant is burdened by high fees, friendly fraud, cryptic algorithms, reserves, chargebacks and lack of trust with current institutions while the consumer is levied service charges and fees for mediocre service. Management believes that both the merchant and its consumers are open to new payment technologies that allow for ease of in person and online purchases in a secure environment and high level of trust with its launch of Pay with Deb and relaunch of its Tendercard gift card closed loop payment technologies.

Sales and Marketing

By the end of Q3 2024, Deb, Inc. and Tendercard, Inc. expect to complete additional upgrades to their respective platforms. In addition, the Company has identified specific merchants which are ready to integrate with Deb for use as an alternative payment solution from their consumers.

Deb, Inc. will be focusing its efforts on both online and in-store merchants looking for an alternative payments platform to the traditional credit card payment platforms for low and high risk merchants.

Tendercard, Inc. will focus its efforts along with its resellers to focus on all merchant types that are seeking to integrate a simple and cost-effective Gift and Loyalty platform in time for the 2024 holiday season.

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

Competitive Advantages

The Company’s two wholly owned subsidiaries are uniquely positioned in the payments industry.  Deb, Inc. is an “alternative payment” platform to traditional payments made via traditional credit cards both in-store or online.  Its “Pay With Deb Wallet” allows consumer payments to be made directly to Deb, Inc. merchants in a total closed-loop environment reducing the high-cost merchants pay for acceptance of credit cards.  Tendercard, Inc. is a simple and cost-effective Gift and Loyalty platform which allows merchants to issue gift cards online and at the point-of-sale.  Merchant advantages include one monthly fee for unlimited gift card acceptance, total control of the funds received from gift card sales, and a robust back-office account system and consumer marketing platform to market to their gift card holders.

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

Holders of our Common Stock

As of May 15, 2024, there were approximately fifty stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Discount EDGAR & XBRL, 125 Wolf Road, Suite 100, Albany, NY 12205.

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

On August 9, 2023, effective as of August 1, 2023, the Company and a consultant entered into a consulting agreement (the “Agreement”) pursuant to which the Company agreed to issue to the consultant a fee of an aggregate of 200,000 restricted shares of common stock (the “Shares”) in consideration for certain financial and management consulting services to be provided by the consultant to the Company, subject to the following vesting schedule: The Shares vest as to (i) 50,000 Shares on the August 1, 2023 effective date, (ii) 50,000 Shares on the six (6) month anniversary of the Agreement, (iii) 50,000 Shares on the nine (9) month anniversary of the Agreement, and (iv) 50,000 Shares on the 12-month anniversary of the Agreement. On August 28, 2023, the Company issued 50,000 shares of common stock pursuant to this agreement. The shares were issued at $0.0059 per share ($295) based on the current weighted average cost per share calculated using subsequent share prices issued for cash given the Company does not have an active trading market, with a par value of $0.001 per share. $295 in consulting fees has been recorded as consulting expense at January 31, 2024. The parties agreed to terminate the agreement on January 9, 2024 and no further shares will be issued.

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

Issuer Purchases of Equity Securities

The Company has not repurchased its securities during the year ended January 31, 2024.

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

Deb, Inc. targets the high-risk merchant market where businesses operating within innovative verticals and e-commerce are incurring higher transaction costs, utilizing a robust compliance policy for onboarding users and businesses in accordance with federal and state regulations. Pay with Deb operates on a “closed-loop”  system, whereby consumers can purchase “Deb Tokens” to store in their wallet and use them to make purchases with the Pay with Deb merchant network. Deb Tokens are not a crypto currency, stable coins, or tied to any exchange. Funds used to purchase Deb Tokens are kept in a custodial deposit account ensuring that Deb Tokens are valued 1:1 with the US dollar. Businesses using Deb Tokens to transact with customers, suppliers, vendors, and employees can send and receive money without using traditional banking infrastructure or credit card rails. In addition, Pay with Deb eliminates the transaction fees incurred by businesses associated with traditional payment processors at the point of sale. For consumers, Pay with Deb transactions at the point of sale only appear on the consumer’s mobile wallet’s statement, not bank or credit card statements, offering additional privacy to the consumer.

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

The Company is dedicated to providing universal access to digital payment tools for all entities, persons, and governments, who accept or pay with money. Each of our business units has a focused value proposition, delivering cutting-edge fintech and paytech solutions within their target markets. Combined with excellent customer service, the Company aims to grow its user base and merchant network exponentially over the next two years.

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

Market Analysis

The Company is well positioned with the build out of its innovative payment technology and believes with the domination of ecommerce, decriminalization of certain products, not to mention launch of innovative platforms such as web3 and blockchain the payments industry is ready for disruption because the numbers of new, underbanked businesses are significantly increasing. Management believes that traditional banking is antiquated, unable, and/or unwilling to work with the inherent risk that comes with any innovative company seeking new ways to pay for goods and services. The everyday merchant is burdened by high fees, friendly fraud, cryptic algorithms, reserves, chargebacks and lack of trust with current institutions while the consumer is levied service charges and fees for mediocre service. Management believes that both the merchant and its consumers are open to new payment technologies that allow for ease of in person and online purchases in a secure environment and high level of trust with its launch of Pay with Deb and relaunch of its Tendercard gift card closed loop payment technologies.

Sales and Marketing

By the end of Q3 2024, Deb, Inc. and Tendercard, Inc. expect to complete additional upgrades to their respective platforms. In addition, the Company has identified specific merchants which are ready to integrate with Deb for use as an alternative payment solution from their consumers.

Deb, Inc. will be focusing its efforts on both online and in-store merchants looking for an alternative payments platform to the traditional credit card payment platforms for low and high risk merchants.

Tendercard, Inc. will focus its efforts along with its resellers to focus on all merchant types that are seeking to integrate a simple and cost-effective Gift and Loyalty platform in time for the 2024 holiday season.

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

Competitive Advantages

The Company’s two wholly owned subsidiaries are uniquely positioned in the payments industry.  Deb, Inc. is an “alternative payment” platform to traditional payments made via traditional credit cards both in-store or online.  Its “Pay With Deb Wallet” allows consumer payments to be made directly to Deb, Inc. merchants in a total closed-loop environment reducing the high-cost merchants pay for acceptance of credit cards.  Tendercard, Inc. is a simple and cost-effective Gift and Loyalty platform which allows merchants to issue gift cards online and at the point-of-sale.  Merchant advantages include one monthly fee for unlimited gift card acceptance, total control of the funds received from gift card sales, and a robust back-office account system and consumer marketing platform to market to their gift card holders.

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

Our Offices

Our principal executive office is located at 1001 Yamato Road, #100, Boca Raton, Florida, 33431.

Our Websites

www.kindcard.com

www.paywithdeb.com

www.thetendercard.com

Plan of Operations

Our cash balance was $9,647 as of January 31, 2024 and $12,750 as of January 31, 2023. We believe our cash balance is not sufficient to fund our levels of operations for the next twelve months. We have been utilizing and may utilize funds from our President and Chief Executive Officer, Chairman of the Board of Directors, and majority holder of our common stock, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. Mr. Rosen, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to develop and begin to implement our business plan, we will need the funding from this offering. We have generated minimal revenues to date.

Going Concern

To date the Company has generated revenues from its business operations but has an accumulated deficit of $1,169,913. At January 31, 2024, the Company has a working capital deficit of $756,744. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern from a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

We currently offer the following products and services:

Cash Pickup – Deb, Inc., our wholly owned subsidiary, provides cash pick up services for retail & wholesale merchants within the North American retail market through a strategic partnership agreement, per the agreement Deb, Inc.’s partner is responsible for all aspects of the cash pickup services. Deb, Inc. receives commission revenues which are recorded as earned over the life of these multiyear contracts.

Tendercard Program - Tendercard, Inc., our wholly owned subsidiary, provides a stored value point of sale gift card processing solution to small and mid-sized businesses within the North American retail market. The Company’s proprietary host-based program provides real time data and accurate records of all activity related to the gift card processing account and the related monthly reporting. Fixed monthly service fee revenues are recorded monthly. The fees are collected in arrears resulting in accounts receivable-unbilled at the end of each month. Fixed annual service fee revenues are collected in arrears and recorded accrued revenue, un-billed at the end of each month until collected, no revenue is accrued as of January 31, 2024.

Other Revenue is related to a non-refundable fee recorded in the first quarter of FY 2023, $25,000 was recorded as Other Revenue at January 31, 2023 with the remaining $25,000 recorded as Deferred Revenue to be amortized over the remainder of the initial contract term which was two years ending January 31, 2024.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Years Ended January 31, 2024 and January 31, 2023

Revenue

Total revenues amounted to $486,843 which consisted of $79,899 in commission revenue, $381,944 in gift card program revenue and $25,000 in other revenue for the year ended January 31, 2024. Total revenue was $592,735 which consisted of $444,886 in gift card program revenue and $122,849 in commission revenue and $25,000 in other revenue for the year ended January 31, 2023. The decrease of $105,892 in revenue was due to an decrease in gift card program revenue and commission revenue.

Cost of Revenue

Cost of revenue includes the direct cost of internal labor and related benefits, travel expenses related to consulting services, direct subcontractor costs, other related direct consulting costs.

For the years ended January 31, 2024 and 2023, the cost of revenue were $96,962 and $144,778, respectively, representing an decrease of $47,816. The decrease of cost of revenue was mainly driven by a decrease in the direct costs to produce the revenue.

Operating Expenses

For the years ended January 31, 2024 and January 31, 2023, operating expenses consisted of the following:

	For the Years ended
	January 31,	January 31,
	2024	2023
Advertising and Marketing	$6,024	$7,045
Communications	$50,338	$38,373
Consulting	$134,458	$282,212
Employee Benefits	$7,732	$20,026
Legal and Professional Fees	$77,007	$115,399
General and Administrative	$197,840	$165,637
Salaries and Wages	$100,000	$202,488
Depreciation and Amortization	$73,826	$59,179
Bad Debt Expense	$2,683	$1,660
Taxes	$1,345	$3,210
	$651,253	$895,229

•

Expenses for the year ended January 31, 2024 totaled $651,253, consisting primarily of advertising and marketing expense of $6,024, communications expense of $50,338, consulting expense of $134,458, employee benefits of $7,732, legal and professional fees of $77,007, general and administrative expenses of $197,840, salaries and wages of $100,000, bad debt expense of $2,683 and taxes of $1,345 resulting in a net loss of $261,372.

•

Expenses for the year ended January 31, 2023 totaled $895,229, consisting primarily of advertising and marketing expense of $7,045, communications expense of $38,373, consulting expense of $282,212, employee benefits of $20,026, legal and professional fees of $115,399, general and administrative expenses of $165,637, salaries and wages of $202,488, bad debt expense of $1,660 and taxes of $3,210, resulting in a net loss of $398,304.

•	The decrease in expenses between fiscal 2024 and fiscal 2023 was primarily due to the decrease in operating activities of Tendercard, Inc. and development of the Deb, Inc. “Pay with Deb” platform.

Income (Loss) from Operations

As a result of the foregoing, for the year ended January 31, 2024, loss from operations amounted to $261,372, as compared to loss from operations of $398,304 for the year ended January 31, 2023.

Other Income

Other income (loss) for the years ended January 31, 2024 and 2023 were $0 and $48,968, respectively.

Other Expense

We did not have any other expense for the years ended January 31, 2024 and January 31, 2023.

Income Taxes

Income taxes expense for the years ended January 31, 2024 and January 31, 2023 were $1,345 and $3,210, respectively.

Net Income (Loss)

Net income (loss) for the years ended January 31, 2024 and 2023 were $(261,372) and $(398,304), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Our auditor’s report on our January 31, 2024 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “January 31, 2024 Audited Financial Statements.”

As of January 31, 2024, we had $9,647 of cash compared to $12,750 of cash as of January 31, 2023. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $1,169,913. As at January 31, 2024, the Company had a working capital deficit of $756,744.

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

Cash flows from Operating Activities

Cash flows used by operating activities during the year ended January 31, 2024 amounted to $64,628 as compared with $185,918 for the year ended January 31, 2023.

Cash flows from Investing Activities

Cash flows used in investing activities during the year ended January 31, 2024 amounted to $15,225 as compared with $133,824 for the year ended January 31, 2023. Our investing activities in 2024 consisted of costs incurred in the development of intellectual property $15,225. Our investing activities in 2023 consisted of costs incurred in the development of intellectual property $133,985 and the purchase of software and equipment $6,686.

Cash flows from Financing Activities

Cash flows provided by financing activities during the year ended January 31, 2024 amounted to $76,750 as compared with $311,361 for the year ended January 31, 2023. Our positive cash flow in 2024 consisted of net proceeds from short term loans of $51,750 and proceeds from the sale of shares $25,000. Our positive cash flow in 2023 consisted of net proceeds from short term loans of $161,361 and proceeds from the sale of shares $150,000.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $261,372 for the year ended January 31, 2024, and a net loss of $398,304 for the year ended January 31, 2023. The Company had accumulated deficits of $1,169,913 as of January 31, 2024, and accumulated deficits of $908,541 as of January 31, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of January 31, 2024.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2024 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2024 based on the COSO framework criteria. Management has identified control deficiencies as follows:

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended January 31, 2024 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended January 31, 2024 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the year ended January 31, 2024, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our current executive officers and directors as of May 15, 2024.

Name	Age	Position
Michael Rosen	56	Chief Executive Officer, President, Chief Financial officer, Secretary, Treasurer, and Chairman of the Board of Directors

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

19

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers’ Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by the Company during the fiscal years ended January 31, 2024 and January 31, 2023, in all capacities for the accounts of our executive officers, including the Chief Executive Officer.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
		$	$	$	$	$	$	$

Michael Rosen	2023	0	0	0	0	0	0	0
CEO, President, CFO, Secretary, Treasurer	2024	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year End

The Company did not issue equity awards during the year ended January 31, 2024.

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

Compensation of Directors

We have no non-executive directors. Our sole director did not earn compensation for the years ended January 31, 2024 and 2023.

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

The following table sets forth director compensation as of January 31, 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Rosen	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of May 15, 2024, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The address for each person is c/o Kindcard, Inc., 1001 Yamato Road, #100, Boca Raton, Florida, 33431.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock (1)
Michael Rosen and affiliated persons and entities (2) (3)	49,000,000	49.91%
All Executive Officers and Directors as a group (1 person)	49,000,000	49.91%

*	Less than 1%

(1)

Based on 98,170,000 shares of common stock outstanding as of May 15, 2024. Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of May 15, 2024. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

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

Transactions with Related Persons

During the year ended January 31, 2022, our CEO, Michael Rosen, paid Company expenses in the aggregate amount $200,869 on behalf of the Company. The total amount owed by the Company to our CEO as of January 31, 2024 and January 31, 2023 was $296,498.

On September 15, 2023 the Company issued a 1% Convertible Promissory Note in the amount of $296,497.87 (the “Note”) to RMR Management Group LLC (“RMR”) in exchange for full and final settlement of an aggregate amount of $296,497.87 previously loaned by RMR to the Company. The Note is convertible at the RMR’s option into shares of common stock of the Company at a per share conversion price of $0.01. RMR is a company owned and controlled by the Company’s CEO. As of January 31, 2024 $615.46 in interest has been accrued for a total balance of $297,113.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table summarizes the fees of Victor Mokuolu, CPA, PLLC and Assurance Dimensions, Inc, our independent registered public accounting firms billed for each of the last two fiscal years for audit services and other services:

Fee Category	2024	2023
Victor Mokuolu, CPA, PLLC	$16,000	-
Audit Related Fees Paid to Assurance Dimensions, Inc	$-	$25,000
Tax Fees Paid to Elizabeth A Dunn CPA, PA (2)	$-	12,308
All Other Fees	-	-

Total Fees	$16,000	$52,308

(1)	Consists of fees for professional services rendered in connection with the financial statements included in our Annual Report on Form 10-K and quarterly reports on Form 10-Q.

(2)	Consists of fees relating to any tax compliance and tax planning.

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

Kindcard, Inc.

Dated: May 15, 2024	By:	/s/ Michael Rosen
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

Signature	Title	Date

/s/ Michael Rosen	Chief Executive Officer, President, Chief Financial Officer, and Director	May 15, 2024
Michael Rosen	(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

Kindcard, Inc. and Subsidiaries

Consolidated Financial Statements

Year Ended January 31, 2024 and 2023

VICTOR MOKUOLU, CPA PLLC Accounting | Advisory | Assurance & Audit | Tax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

KindCard, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of KindCard, Inc. and Subsidiaries (the Company) as of January 31, 2024, and the related consolidated statements of operations, stockholders’ deficit, and consolidated cash flows for the year ended January 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024, and the consolidated results of its operations and its cash flows for the year ended January 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered recurring losses from operations. As of January 31, 2024, the Company had a working capital deficit of $756,744 and had an accumulated deficit of $1,169,913. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2023.

Houston, Texas

May 15, 2024 PCAOB ID: 6771

www.vmcpafirm.com | Ph: 713.588.6622 | Fax: 1.833.694.1494 | ask@vmcpafirm.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of KindCard, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of KindCard, Inc. and Subsidiaries (the Company) as of January 31, 2023 and the related consolidated statements of operations, statements of stockholders’ deficit, and consolidated statements of cash flows for the year ended January 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and the results of its operations and its cash flows for the year ended January 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Margate, Florida May 19, 2023

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

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  2000 Banks Road, Suite 218 | Margate,  FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

Kindcard, Inc. and Subsidiaries

Consolidated Balance Sheets

	January 31, 2024	January 31, 2023
Assets
Current Assets:
Cash	$9,647	$12,750
Accounts receivable, net - unbilled	20,557	44,705
Prepaid expenses	17,550	46,949
Total Current Assets	47,754	$104,404
Property, plant and equipment, net	6,127	11,753
Intangible Assets, net	108,725	170,296
Total Other Assets	114,852	182,049
Total Assets	$162,606	$286,453
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$267,435	$251,567
Accrued interest	19,358	11,324
Accrued tax expenses	13,595	48,735
Deferred revenue	-	25,000
Due to related party	296,498	296,498
Notes payable	198,840	155,124
Current portion SBA loan	8,772	2,224
Total Current Liabilities	804,498	790,472
Long-term Liabilities
Accrued interest long term portion	2,380	7,750
SBA loan	150,000	147,776
Total Long-term Liabilities	152,380	155,526
Total Liabilities	956,878	945,998
Commitments and Contingencies - See Note 10	-	-
Stockholders’ Deficit
Common Stock	98,170	96,945
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 98,170,000 of common stock as of January 31, 2024 (January 31, 2023 – 96,945,000)
Additional Paid In Capital	277,471	152,051
Accumulated Deficit	(1,169,913)	(908,541)
Total Stockholders’ Deficit	(794,272)	(659,545)
Total Liabilities and Stockholders’ Deficit	$162,606	$286,453

The accompanying notes are an integral part of these consolidated financial statements

Kindcard, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended
	January 31, 2024	January 31, 2023
Revenue	$461,843	$567,735
Other Revenue	25,000	25,000
Total Revenue	486,843	592,735
Cost of Sales	(96,962)	(144,778)
Total Cost of Sales	(96,962)	(144,778)
Gross Profit	389,881	447,957
Operating Expenses
General & Administrative Expenses	576,082	831,180
Selling Expenses	-	1,660
Depreciation and Amortization	73,826	59,179
Total Operating Expenses	649,908	892,019
Net Loss from Operations	(260,027)	(444,062)
Other Income – Wholesale Payments-See Note 12	-	48,968
Net Loss before income tax	$(260,027)	$(395,094)
Provision for Income taxes	1,345	3,210
Net Loss	$(261,372)	$(398,304)
Net Loss Per Common Share – Basic and Diluted	$-	$-
Weighted Average Number of Common Shares Outstanding – Basic and Diluted	97,679,589	86,149,110

The accompanying notes are an integral part of these consolidated financial statements

 Kindcard, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

 For the years ended January 31, 2024 and 2023

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance at January 31, 2022	83,825,000	$83,825	$(43,625)	$(510,237)	$(470,037)
Shares issued in exchange for services	10,020,000	10,020	43,776	-	53,796
Shares issued for cash	3,000,000	3,000	147,000	-	150,000
Shares issued with issuance of notes payable	100,000	100	4,900	-	5,000
Net loss for year ended January 31, 2023	-	-	-	(398,304)	(398,304)
Balance at January 31, 2023	96,945,000	$96,945	$152,051	$(908,541)	$(659,545)
Shares issued in exchange for services	725,000	725	100,920	-	101,645
Shares issued for cash	500,000	500	24,500		25,000
Net loss for year ended January 31, 2024	-	-	-	(261,372)	(261,372)
Balance, January 31, 2024	98,170,000	$98,170	$277,471	$(1,169,913)	$(794,272)

The accompanying notes are an integral part of these consolidated financial statements

Kindcard, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended
	January 31,	January 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(261,372)	$(398,304)
Adjustments to reconcile net loss to net cash used in operations
Amortization of stock issued for services	101,645	46,949
Debt discount amortization	-	5,000
Depreciation and amortization	82,422	65,037
Bad debt reserve	-	1,660
	184,067	118,646
Decrease (increase) in operating assets/liabilities
Accounts receivable	24,148	(14,837)
Prepaid expenses	29,399	(46,949)
Accounts payables	15,868	145,169
Accrued payroll and tax expenses	(31,738)	(14,643)
Deferred Revenue	(25,000)	25,000
Total Adjustments to reconcile Net loss to Net Cash used in operations	196,744	212,386
Net cash used in by operating activities	$(64,628)	$(185,918)
Cash flows from investing activities
Cost incurred to develop intellectual property	(15,225)	(133,985)
Stock issued for services	-	6,847
Purchase of software and equipment	-	(6,686)
Net cash used in investing activities	(15,225)	(133,824)
Cash flows from financing activities
Proceeds from sale of shares for cash	25,000	150,000
Proceeds from notes payable, net	51,750	161,361
Net cash provided by financing activities	$76,750	$311,361
Net cash increase (decrease) for the year	(3,103)	(8,381)
Cash at beginning of year	$12,750	$21,131
Cash at end of year	$9,647	$12,750
Supplemental disclosures:
Non-cash investing & financing activities
Shares issued for consulting recorded as prepaid, net	$52,650	$53,656

The accompanying notes are an integral part of these consolidated financial statements

 Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2024

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

KindCard, Inc. (f/k/a MWF Global Inc.) (the “Company”) was incorporated in the State of Nevada on November 18, 2016, and established a fiscal year end of January 31. On June 7, 2021, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Kindcard, Inc., a Massachusetts corporation (“KindCard MA”) and Croesus Holdings Corp, a Massachusetts corporation (“Croesus” and together with Kindcard MA, the “Seller”), pursuant to which the Company acquired (i) all of the intellectual property and operational assets (collectively, the “Assets”) of the Tendercard Division of Croesus. On July 9, 2021 the Company filed a Certificate of Amendment to Articles of Incorporation (the “Certificate”) with the State of Nevada effectuate a name change (the “Name Change”). As a result of the Name Change, the Company’s name changed from “MWF Global Inc.” to “Kindcard, Inc.”. On August 26, 2021, Tendercard, Inc., a wholly owned subsidiary of the Company, was incorporated by the Company in the State of Nevada. On January 14, 2022 Deb, Inc., a wholly owned subsidiary of the Company, was incorporated by the Company in the State of Nevada. Our symbol on OTC Markets is KCRD, CUSIP number is 49452K105.

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

Going concern

These financial statements have been prepared assuming the Company will be able to continue as a going concern. To date, the Company has generated revenues from its business operations and has incurred accumulated operating losses of $1,169,913. At January 31, 2024, the Company has a working capital deficit of $756,744 and a net loss of $261,372 for the twelve months ended January 31, 2024. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern from a period of one year from the issuance of these financial statements.

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2024

Going concern (continued)

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

Consolidation Policy

The accompanying consolidated financial statements include the accounts of Kindcard, Inc. and its wholly owned subsidiaries, Deb, Inc. and Tendercard, Inc. All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates. These estimates include allowance of doubtful accounts, impairment of long-lived assets, valuation of stock-based compensation and fees. Accordingly, actual results and outcomes could differ from those estimates.

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

Prepaid expenses

The Company issued 675,000 shares of common stock in exchange for certain business, operations, and financial advisory services provided to the Company pursuant to agreements dated June 6, 2023 The shares were issued at $0.078 ($52,650) based on the fair value of the award at the reporting date. The Company issued 1,000,000 shares of common stock in exchange for certain business, operations, and financial advisory services provided to the Company pursuant to agreements dated December 12, 2022 and (see note 11). The shares were issued at $0.0054 per share ($53,656) based on the current weighted average cost per share calculated using subsequent share prices issued for cash given as the Company did not have an active trading market, with a par value of $0.001 per share. $106,306 in consulting fees has been accrued over the life of the twelve-month agreements with $17,550 and $46,949 recorded as prepaid expense at January 31, 2024 and January 31, 2023.

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2024

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant, and Equipment” the Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is determined regarding a long-lived asset if its carrying amount is not recoverable and exceeds its fair value. The carrying amount is not recoverable when it exceeds the sum of the undiscounted cash flows expected to result from use of the asset over its remaining useful life and final disposition. The Company did not record any impairments during the years ended January 31, 2024 and January 31, 2023.

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

Cash Pickup – Deb, Inc., our wholly owned subsidiary, provides cash pick up services for the retail and wholesale merchants the within the North American retail market through a strategic partnership agreement, per the agreement Deb, Inc.’s partner is responsible for all aspects of the cash pickup service performance obligations. Once performance obligations have been met by the partner Deb, Inc. receives commission revenues in the following month which are recorded as earned over the life of these multiyear contracts.

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2024

Revenue Recognition (continued)

Tendercard Program – Tendercard, Inc., our wholly owned subsidiary, provides a stored value point of sale gift card processing solution to small and mid-sized businesses within the North American retail market. The Company’s proprietary host-based program provides real time data and accurate records of all activity related to the gift card processing account and the related monthly reporting. Fixed monthly service fee revenues are recorded monthly. Fixed annual service fee revenues are collected in arrears and recorded as accrued revenue, un-billed at the end of each month until collected in Q3 fiscal year ended January 31, 2024, no revenue is accrued or deferred at fiscal year ended January 31, 2024.

Other Revenue is related to a non-refundable fee recorded in the first quarter of fiscal year ended January 31, 2023, $25,000 was recorded as Other Revenue at January 31, 2023 with the remaining $25,000 amortized over the remainder of the initial contract term which was two years ending January 31, 2024.

	For the Years Ended January 31,
	2024	2023

Cash Pickup Commission Revenue	$79,899	$122,849

Tendercard Program Revenue	$381,944	$444,886

Other Revenue	$25,000	25,000

Total Program Revenue	$486,843	$592,735

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

 Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2024

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive instruments in the Company. There are no common stock equivalents at January 31, 2024 or January 31, 2023.

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

As a result, the goodwill from the acquisition of the Kindcard MA Shares was considered impaired and the Company recorded and impairment expense of $110,291 as of January 31, 2022. The other intangible assets recorded related to the acquisition of the Tendercard Assets from Croesus. In addition, the Purchase Agreement included certain contingent consideration for additional shares to be issued to Seller upon certain conditions being met related to the Company’s quoted common stock price. Given that the Seller failed to deliver certain of the Assets as noted, the Company did not issue any additional shares to Seller and therefore the contingent consideration was value at $0 initially. At January 31, 2024, the Company re-evaluated the contingent consideration noting that it was still valued at $0.00.

On August 26, 2021, Tendercard, Inc., a wholly owned subsidiary of the Company, was incorporated by the Company in the State of Nevada.

 Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2024

NOTE 2 – BUSINESS ACQUISITION (continued)

The Company recorded the above acquisition in accordance with ASC-805, pertaining to business combinations. The following table summarizes the consideration paid for the acquisition and the amounts of the assets acquired at fair market value assumed recognized at the acquisition date.

Purchase Price Considerations	Fair Value
Stock Consideration	$24,000
SBA Loan	153,160
Total Purchase Consideration & Assumed Liabilities	$177,160
Tangible Assets
Cash	$19,048
Accounts Receivable	26,721
Intangible Assets
Customer Lists	9,900
Website	5,200
Trade Name	2,800
Technology	3,200
Goodwill	110,291
Total Assets	$177,160

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

Fees are collected in arrears resulting in accounts receivable, net – unbilled and are recorded as accrued revenue at the end of each month. There are $20,557 and $44,705 in accounts receivables net of $0.00 and $2,424 allowances at January 31, 2024 and January 31, 2023, respectively.

 Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2024

NOTE 4 – PROPERTY AND EQUIPMENT, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Property and equipment, net consists of the following at:

	January 31,	January 31,
	2024	2023
Merchandise and equipment: Vault	$10,000	$10,000
Merchandise and equipment: Office Equipment	4,286	4,286
Merchandise and equipment: IT Equipment	4,945	4,945
Total Cost	$19,231	$19,231
Less: accumulated depreciation	(13,104)	(7,478)
Property and equipment, net	$6,127	$11,753

Depreciation expense amounted to approximately $5,626 and $6,308 with $3,154 and $5,858 reclassified as cost of goods sold during the year ended January 31, 2024 and January 31, 2023, respectively.

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

Intangible assets are comprised of customer relationships and brands acquired in a business combination specifically related to the Company’s Tendercard division (see Note 2) and also comprised of development costs for its proprietary payment processing “DEB Platform” through the Company’s wholly owned subsidiary, Deb, Inc. The Company amortizes intangible assets with a definitive life over their respective useful lives of 3-5 years. Assets with indefinite lives are tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company did not note any impairment as of January 31, 2024 or January 31, 2023.

 Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2024

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS (continued)

Intangible assets (continued)

On December 21, 2021 the Company entered into a contract to develop its proprietary payment processing DEB Platform, a for a total cost of $150,000. On June 8, 2022 and October 1, 2023, the Company entered into contracts to further customize the platform for an additional cost of $58,985 and $15,225 for a total cost of $224,210. The Company began to amortize the asset in the third quarter of FY 2023 when it was originally scheduled to go into production but additional development was required. The platform is currently in testing, is anticipated to go into production in the second quarter of FY 2025 and is depreciated over 3 - 5 years.

	January 31,	January 31,
	2024	2023
Definite-lived intangible assets
Technology: DEB Platform	$224,210	$208,985
Technology: Tendercard Program	3,200	3,200
Customer Lists	9,900	9,900
Website	5,200	5,200
Trade Name	2,800	2,800
Total	245,310	230,085
Less: accumulated amortization	(136,585)	(59,789)
Definite-lived intangible assets, net	$108,725	$170,296

Amortization expense amounted to $76,796 and $58,729 during the year ended January 31, 2024 and January 31, 2023, The following is the future estimated amortization expense related to intangible assets as of January 31, 2024:

Year ending January 31,
2025 -	$80,180
2026 -	23,469
2027 -	5,076
Total -	$108,725

NOTE 6 – CURRENT LIABILITIES

Accounts Payable

Accounts Payable is comprised of trade payables of $267,435 and $251,567 at January 31, 2024 and January 31, 2023, respectively.

Accrued Payroll & Tax Expenses

Balance consists of Accrued Salaries & Wages $6,042 and $6,042, Accrued Payroll Tax $303 and $704, Payroll Tax Payable of $5,905 and $38,779 and Accrued Income Taxes of $1,345 and $3,210 at January 31, 2024 and January 31, 2023, respectively.

 Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2024

Accrued Interest

Balance consists of accrued interest notes payable of $18,742, accrued interest Due to Related Party of $615 and short term portion of accrued interest SBA loan of $8,772 at January 31, 2024.

Deferred Revenue

Balance of $0 and $25,000 at January 31, 2024 and January 31, 2023 consists of the unamortized portion a non-refundable fee, (see Note 12).

NOTE 7 – INCOME TAXES To Be Finalized with CPA Firm

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

Due to recurring losses, the Company’s tax provision for the years ended January 31, 2024 and 2023 was $0.

	January 31, 2024	January 31, 2023

Net loss before income taxes per financial statements	$(261,372)	$(398,304)
Income tax rate	21%	21%
Income tax recovery	(54,888)	(83,644)
Valuation allowance change	54,888	83,644

Provision for income taxes	$-	$-

The significant component of deferred income tax assets at January 31, 2024 and 2023, is as follows:

	January 31, 2024	January 31, 2023
Net operating loss carry-forward	$245,682	$190,794
Valuation allowance	(245,682)	$(190,794)

Net deferred income tax asset	$-	$-

  Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2024

NOTE 7 – INCOME TAXES (continued)

The provision for income taxes for 2024 and 2023, consisted of the following:

	January 31, 2024	January 31, 2023
Federal
Current	$-	$-
Deferred	-	-
Total	$-	$-

State		-
Current	$1,345	$3,210
Deferred	-	-
Total	$1,345	$3,210

Foreign		-
Current	$-	$-
Deferred	-	-
Total	$-	$-
Provision for Income Taxes	$1,345	$3,210

A reconciliation of the provision for income taxes to the amount by applying the statutory federal income tax rate (21% for 2024 and 2023) to income before provision to income taxes for 2024 and 2023 is as follows:

	January 31, 2024	January 31, 2023
Computed expected tax	$-	-
State taxes, net of federal effect	1,256	2,624
Impacts of the Act	-	-
Earnings of foreign subsidiaries	-	-
Foreign-derived intangible income deduction	-	-
Research and development credit, net	-	-
Excess tax benefits from equity awards	-	-
Other-Penalties and Interest	89	586
Provision for Income Taxes	$1,345	$3,210

  Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2024

NOTE 7 – INCOME TAXES (continued)

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

As of January 31, 2024, and 2023, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. Interest or penalties of $89 and $586 have been accrued as of January 31, 2024 and 2023. As of January 31, 2024, and 2023, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2017 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 8 – DUE TO RELATED PARTY

Due to Related Party

On September 15, 2023 the Company issued a 1% Convertible Promissory Note in the amount of $296,497.87 (the “Note”) to RMR Management Group LLC (“RMR”) in exchange for full and final settlement of an aggregate amount of $296,497.87 previously loaned by RMR to the Company. The Note is convertible at the RMR’s option into shares of common stock of the Company at a per share conversion price of $0.01. RMR is a company owned and controlled by the Company’s CEO. As of January 31, 2024, $615 in interest has been accrued. The total amount owed to the Company’s CEO as of January 31, 2024 and January 31, 2023 was $297,113 and $296,498, respectively.

NOTE 9 – LOANS

SBA Loan

The balance consists of Small Business Administration Economic Disaster Injury Loan assumed in the acquisition of Kindcard on June 7, 2021, with a principal balance of $150,000 and $3,160 accrued interest for a total balance of $153,160. An additional $15,302 of interest was accrued and $7,310 in installments payments have been made as of January 31, 2024 for a total balance of $161,152. The term of the note is 30 years with an interest rate of 3.75% per annum, Installment payments of $731 began April 14, 2023 and consist of interest only for the first thirty months.

Year ending January 31,

2025:	$927
2026:	2,850
2027:	2,958
2028:	3,072
2029:	3,450
Thereafter	136,743
Total future minimum loan payments	$150,000

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2024

NOTE 9 – LOANS (continued)

Notes Payable

Loans payable consists of $198,840 in short term loans payable at January 31, 2024. These loans with non-related parties are unsecured and have interest rates ranging from 7% to 12% per annum and maturity dates within one to twelve months.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On May 25, 2022, the Company and an advisor entered into an Advisory Agreement related to the development, design and build of its compliance and state licensing program related to the Company’s Deb Platform. The initial term of the agreement is six months at a rate of $5,000 per month ($30,000) with an option to renew on a month-to-month basis thereafter. The contract includes a stock grant allowing the advisor the opportunity to earn up to a total of 1,000,000 shares of common stock (the “Shares”) of the Company to be issued one year from the effective date of the agreement subject to approval by the Company’s Board of Directors and the achievement of certain mutually agreed goals and objectives. Effective January 31, 2023, the agreement has been suspended and placed on hold by the parties until the Company’s Deb Platform has been released, and, accordingly, the parties have agreed to cease accruing the monthly cash fees due under the agreement. Total fees earned of $40,000 in consulting fees have been recorded as of January 31, 2023, with $7,500 in accrued expenses expected to be paid in the second quarter of FY 2025. As of January 31, 2024, none of the Shares have been issued. In the event that the current suspension / hold status of the agreement is removed, the Shares could be potentially earned by and issued to the advisor in the future subject to approval by the Company’s Board of Directors and the achievement of certain mutually agreed goals and objectives.

On May 25, 2022, the Company and an advisor entered into an Advisory Agreement for the oversight of all regulatory BSA/AML compliance matters and the drafting of the Company’s comprehensive BSA/AML compliance program policies and procedures. The initial term of the agreement was six months at a rate of $5,000 per month ($30,000) with an option to renew on a month-to-month basis thereafter. The contract included a stock grant allowing the advisor the opportunity to earn up to a total of 500,000 shares of common stock of Company subject to approval by the Company’s Board of Directors and the achievement of certain mutually agreed goals and objectives. On October 31, 2022 the agreement was terminated. No shares were earned by or issued to the advisor, and there are no cash fees outstanding and payable at January 31, 2024.

On August 9, 2023, effective as of August 1, 2023, the Company and a consultant entered into a consulting agreement (the “Agreement”) pursuant to which the Company agreed to issue to the consultant a fee of an aggregate of 200,000 restricted shares of common stock (the “Shares”) in consideration for certain financial and management consulting services to be provided by the consultant to the Company, subject to the following vesting schedule: The Shares vest as to (i) 50,000 Shares on the August 1, 2023 effective date, (ii) 50,000 Shares on the six (6) month anniversary of the Agreement, (iii) 50,000 Shares on the nine (9) month anniversary of the Agreement, and (iv) 50,000 Shares on the 12-month anniversary of the Agreement. On August 28, 2023, the Company issued 50,000 shares of common stock pursuant to this agreement.  The parties agreed to terminate the agreement on January 9, 2024 and no further shares will be issued.

On September 15, 2023 the Company issued a 1% Convertible Promissory Note in the amount of $296,497.87 (the “Note”) to RMR Management Group LLC (“RMR”) in exchange for full and final settlement of an aggregate amount of $296,497.87 previously loaned by RMR to the Company. The Note is convertible at the RMR’s option into shares of common stock of the Company at a per share conversion price of $0.01. RMR is a company owned and controlled by the Company’s CEO. As of January 31, 2024 $615.46 in interest has been accrued for a total balance of $297,113.

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2024

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

On January 26, 2023, the Company issued 6,500,000 shares of common stock to Brian Schultz in exchange for certain business, operations, and financial advisory services provided to the Company pursuant to an agreement dated December 12, 2022. The shares were issued at $0.0054 per share ($34,876) based on the current weighted average cost per share calculated using subsequent share prices issued for cash given the Company did not have an active trading market, with a par value of $0.001 per share. $34,876 in consulting fees has been accrued over the life of the twelve-month agreement with $30,517 recorded as prepaid expense at January 31, 2023.

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

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2024

NOTE 11 – COMMON STOCK (continued)

On August 9, 2023, effective as of August 1, 2023, the Company and a consultant entered into a consulting agreement (the “Agreement”) pursuant to which the Company agreed to issue to the consultant a fee of an aggregate of 200,000 restricted shares of common stock (the “Shares”) in consideration for certain financial and management consulting services to be provided by the consultant to the Company, subject to the following vesting schedule: The Shares vest as to (i) 50,000 Shares on the August 1, 2023 effective date, (ii) 50,000 Shares on the six (6) month anniversary of the Agreement, (iii) 50,000 Shares on the nine (9) month anniversary of the Agreement, and (iv) 50,000 Shares on the 12-month anniversary of the Agreement. On August 28, 2023, the Company issued 50,000 shares of common stock pursuant to this agreement. The shares were issued at $0.0059 per share ($295) based on the current weighted average cost per share calculated using subsequent share prices issued for cash given the Company does not have an active trading market, with a par value of $0.001 per share. $295 in consulting fees has been recorded as consulting expense at October 31, 2023. The parties agreed to terminate the agreement on January 9, 2024 and no further shares will be issued.

NOTE 12 – TERMINATION OF MATERIAL DEFINITIVE AGREEMENT

On January 1, 2022, the Company entered into an Asset Purchase Agreement (the “APA”) with Wholesale Payments LLC, a Wyoming limited liability company (“Seller”) pursuant to which the Company was to purchase 100% of the assets of Seller. On March 9, 2022, the Company and Seller agreed to terminate the APA pursuant to Sections 206(b)(ii) and 206(b)(iii) of the APA and, accordingly, no assets of Seller were transferred to the Company. The Company received net proceeds of $48,968 from Seller related to a one-time commission that would not be considered revenue and was recorded as other income prior to the APA being terminated.

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluates events that occur after the period’s end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through the date these financial statements are issued and has determined that no subsequent events require disclosure in these financial statements.

