Form 10-Q
period 2024-04-30
Kindcard, Inc.
filed 2024-06-14
CIK 1696025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

As of June 14, 2024, there were 98,170,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Kindcard, Inc. and Subsidiaries

Condensed Consolidated Financial Statements

April 30, 2024

(Unaudited)

3

Kindcard, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	April 30, 2024	January 31, 2024
Assets
Current Assets:
Cash	$10,351	$9,647
Accounts receivable, net - unbilled	19,998	20,557
Prepaid expenses	4,388	17,550
Total Current Assets	34,737	$47,754
Property, plant and equipment, net	5,154	6,127
Intangible Assets, net	88,680	108,725
Total Other Assets	93,834	114,852
Total Assets	$128,571	$162,606
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$294,323	$267,435
Accrued interest	23,953	19,358
Accrued tax expenses	12,375	13,595
Due to related party	321,167	296,498
Notes payable	198,895	198,840
Current portion SBA loan	6,140	8,772
Total Current Liabilities	856,853	804,498
Long-term Liabilities
Accrued interest long term portion	5,522	2,380
SBA loan	150,000	150,000
Total Long-term Liabilities	155,522	152,380
Total Liabilities	1,012,375	956,878
Commitments and Contingencies - See Note 9	-	-
Stockholders’ Deficit
Common Stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 98,170,000 of common stock as of April 30, 2024 (January 31, 2024 –98,170,000)	98,170	98,170
Additional Paid In Capital	277,471	277,471
Accumulated Deficit	(1,259,445)	(1,169,913)
Total Stockholders’ Deficit	(883,804)	(794,272)
Total Liabilities and Stockholders’ Deficit	$128,571	$162,606

The accompanying notes are an integral part of these condensed consolidated financial statements

Kindcard, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended April, 30
	2024	2023
Revenue	$85,053	$123,637
Other Revenue	-	6,250
Total Revenue	85,053	129,887
Cost of Sales	(22,135)	(20,491)
Total Cost of Sales	(22,135)	(20,491)
Gross Profit	62,918	109,396
Operating Expenses
General & Administrative Expenses	131,097	106,886
Selling expenses	-	389
Depreciation & Amortization	19,096	18,033
Total Operating Expenses	150,193	125,308
Net Loss from Operations	(87,275)	(15,912)
Loss before income taxes	$(87,275)	$(15,912)
Provision for income taxes	(2,257)	(3,210)
Net Loss	$(89,532)	$(19,122)
Net Loss Per Common Share – Basic and Diluted	$-	$-
Weighted Average Number of Common Shares Outstanding – Basic and Diluted	98,170,000	96,945,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Kindcard, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Deficit

 For the three months ended April 30, 2024

(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2024	98,170,000	$98,170	$277,471	$(1,169,913)	$(794,272)
Net loss for period ended April 30, 2024		-	-	(89,532)	(89,532)
Balance, April 30, 2024	98,170,000	$98,170	$277,471	$(1,259,445)	$(883,804)

For the three months ended April 30, 2023

(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2023	96,945,000	$96,945	$152,051	$(908,541)	(659,545)
Net loss for period ended April 30, 2023				(19,122)	(19,122)
Balance, April 30, 2023	96,945,000	$96,945	$152,051	$(927,663)	$(678,667)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Kindcard, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	April 30,	April 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(89,532)	$(19,122)
Adjustments to reconcile net loss to net Cash used by operations
Depreciation and amortization - cost of goods sold	1,922	2,149
Depreciation and amortization - operations	19,096	18,033
Decrease (increase) in operating assets/liabilities
Accounts receivable, net - unbilled	559	(15,905)
Prepaid expenses	13,162	13,414
Accounts payable	26,888	(17,284)
Accrued expenses	(710)	(6,398)
Deferred revenue	-	(6,250)
Total Adjustments	60,917	(12,241)
Net cash (used in) provided by operating activities	(28,615)	(31,363)
Cash flows from financing activities
Proceeds from related party loan	25,686	25,000
Proceeds from notes payable, net	3,633	4,530
Net cash provided by financing activities	29,319	29,530
Net cash (decrease) increase for the period	704	(1,833)
Cash at beginning of period	9,647	12,750
Cash at end of period	$10,351	$10,917

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

April 30, 2024

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

Going concern

These unaudited financial statements have been prepared assuming the Company will be able to continue as a going concern. To date, the Company has generated revenues from its business operations and has incurred accumulated operating losses of $1,259,445. At April 30, 2024, the Company has a working capital deficit of $822,116 and a net loss of $89,532 for the three months ended April 30, 2024. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern from a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of April 30, 2024, the Company has issued 98,170,000 shares of common stock issued and outstanding. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended January 31, 2024 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2024 are not necessarily indicative of the results that may be expected for the year ending January 31, 2025.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

April 30, 2024

Consolidation Policy

The accompanying condensed consolidated financial statements include the accounts of Kindcard, Inc. and its wholly owned subsidiaries, Deb, Inc. and Tendercard, Inc. All inter-company balances and transactions have been eliminated in consolidation.

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

Prepaid expenses

The Company issued 675,000 shares of common stock in exchange for certain business, operations, and financial advisory services provided to the Company pursuant to agreements dated June 6, 2023 The shares were issued at $0.078 ($52,650) based on the fair value of the award at the reporting date. The Company issued 1,000,000 shares of common stock in exchange for certain business, operations, and financial advisory services provided to the Company pursuant to agreements dated December 12, 2022 and (see note 10). The shares were issued at $0.0054 per share ($53,656) based on the current weighted average cost per share calculated using subsequent share prices issued for cash given as the Company did not have an active trading market, with a par value of $0.001 per share. $106,306 in consulting fees has been accrued over the life of the twelve-month agreements with $4,388 and $17,550 recorded as prepaid expense at April 30, 2024 and January 31, 2024.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

April 30, 2024

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant, and Equipment” the Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is determined regarding a long-lived asset if its carrying amount is not recoverable and exceeds its fair value. The carrying amount is not recoverable when it exceeds the sum of the undiscounted cash flows expected to result from use of the asset over its remaining useful life and final disposition. The Company did not record any impairments during the periods ended April 30, 2024 and April 30, 2023.

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

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

April 30, 2024

Revenue Recognition (continued)

Tendercard Program – Tendercard, Inc., our wholly owned subsidiary, provides a stored value point of sale gift card processing solution to small and mid-sized businesses within the North American retail market. The Company’s proprietary host-based program provides real time data and accurate records of all activity related to the gift card processing account and the related monthly reporting. Fixed monthly service fee revenues are recorded monthly. Fixed annual service fee revenues are collected in arrears and recorded as accrued revenue, un-billed at the end of each month until collected, no revenue is accrued or deferred at quarter ended April 30, 2024.

Other Revenue is related to a non-refundable fee recorded in the first quarter of fiscal year ended January 31, 2023, $25,000 was recorded as Other Revenue at January 31, 2023 with the remaining $25,000 amortized over the remainder of the initial contract term which was two years ending January 31, 2024.

	For the three months ended April 30,
	2024	2023

Cash Pickup Commission Revenue	$15,386	$24,827

Tendercard Program Revenue	$69,667	$98,810

Other Revenue	$-	6,250

Total Program Revenue	$85,053	$129,887

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

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

April 30, 2024

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive instruments in the Company. There are no common stock equivalents at April 30, 2024 or April 30, 2023.

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

As a result, the goodwill from the acquisition of the Kindcard MA Shares was considered impaired and the Company recorded and impairment expense of $110,291 as of January 31, 2022. The other intangible assets recorded related to the acquisition of the Tendercard Assets from Croesus. In addition, the Purchase Agreement included certain contingent consideration for additional shares to be issued to Seller upon certain conditions being met related to the Company’s quoted common stock price. Given that the Seller failed to deliver certain of the Assets as noted, the Company did not issue any additional shares to Seller and therefore the contingent consideration was value at $0 initially. At April 30, 2024, the Company re-evaluated the contingent consideration noting that it was still valued at $0.00.

On August 26, 2021, Tendercard, Inc., a wholly owned subsidiary of the Company, was incorporated by the Company in the State of Nevada.

 Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

April 30, 2024

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

Fees are collected in arrears resulting in accounts receivable, net – unbilled and are recorded as accrued revenue at the end of each month. There are $19,998 and $20,557 in accounts receivable net of $0.00 and $0.00 allowances at April 30, 2024 and January 31, 2024, respectively.

 Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

April 30, 2024

NOTE 4 – PROPERTY AND EQUIPMENT, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Property and equipment, net consists of the following at:

	April 30,	January 31,
	2024	2024
Merchandise and equipment: Vault	$10,000	$10,000
Merchandise and equipment: Office Equipment	4,286	4,286
Merchandise and equipment: IT Equipment	4,945	4,945
Total Cost	$19,231	$19,231
Less: accumulated depreciation	(14,077)	(13,104)
Property and equipment, net	$5,154	$6,127

Depreciation expense amounted to approximately $973 and $1,407 with $560 and $789 reclassified as cost of goods sold at April 30, 2024 and April 30, 2023, respectively.

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

Intangible assets

Intangible assets are comprised of customer relationships and brands acquired in a business combination specifically related to the Company’s Tendercard division (see Note 2) and also comprised of development costs for its proprietary payment processing “DEB Platform” through the Company’s wholly owned subsidiary, Deb, Inc. The Company amortizes intangible assets with a definitive life over their respective useful lives of 3-5 years. Assets with indefinite lives are tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company did not note any impairment at April 30, 2024 and April 30, 2023, respectively.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

April 30, 2024

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

	April 30,	January 31,
	2024	2024
Definite-lived intangible assets
Technology: DEB Platform	$224,210	$224,210
Technology: Tendercard Program	3,200	3,200
Customer Lists	9,900	9,900
Website	5,200	5,200
Trade Name	2,800	2,800
Total	245,310	245,310
Less: accumulated amortization	(156,630)	(136,585)
Definite-lived intangible assets, net	$88,680	$108,725

The following is the future estimated amortization expense related to intangible assets as of April 30, 2024:

Year ending January 31,
2025 -	$46,815
2026 -	36,789
2027 -	5,076
Total -	$88,680

NOTE 6 – CURRENT LIABILITIES

Accounts Payable

Accounts Payable is comprised of trade payables of $294,323 and $267,435 at April 30, 2024 and January 31, 2024, respectively.

Accrued Payroll & Tax Expenses

Balance consists of Accrued Salaries & Wages $6,423 and $6,042, Accrued Payroll Tax $1,192 and $303, Payroll Tax Payable of $2,503 and $5,905 and Accrued Income Taxes of $2,257 and $1,345 at April 30, 2024 and January 31, 2024 respectively.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

April 30, 2024

Accrued Interest

Balance consists of accrued interest notes payable of $22,936, accrued interest Due to Related Party of $1,017 and short-term portion of accrued interest SBA loan of $6,140 and $8,772 at April 30, 2024 and January 31, 2024.

NOTE 7 – DUE TO RELATED PARTY

Due to Related Party

On September 15, 2023, the Company issued a 1% Convertible Promissory Note in the amount of $296,497.87 (the “Note”) to RMR Management Group LLC (“RMR”) in exchange for full and final settlement of an aggregate amount of $296,497.87 previously loaned by RMR to the Company. The Note is convertible at the RMR’s option into shares of common stock of the Company at a per share conversion price of $0.01. RMR is a company owned and controlled by the Company’s CEO. As of April 30, 2024, $1,017 in interest has been accrued. On April 30, 2024 the Company issued a Promissory Note in the amount of $24,668.99 to RMR in exchange for expenses paid and funds previously loaned to the company. The loan is unsecured with an interest rate of 10% per annum and a maturity date of December 31, 2024. The total amount owed to the Company’s CEO as of April 30, 2024 and January 31, 2024 was $322,185 and $229,113, respectively.

NOTE 8 – LOANS

SBA Loan

The balance consists of Small Business Administration Economic Disaster Injury Loan assumed in the acquisition of Kindcard on June 7, 2021, with a principal balance of $150,000 and $3,160 accrued interest for a total balance of $153,160. An additional $15,958 of interest was accrued and $7,456 in installments payments have been made as of April 30, 2024, for a total balance of $161,662. The term of the note is 30 years with an interest rate of 3.75% per annum, Installment payments of $731 began April 14, 2023, and consist of interest only for the first thirty months. On March 15 the Company entered into an SBA accommodation plan with six months of reduced installment payments of $73.

Year ending January 31,

2025:	$927
2026:	2,850
2027:	2,958
2028:	3,072
2029:	3,450
Thereafter	136,743
Total future minimum loan payments	$150,000

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

April 30, 2024

NOTE 8 – LOANS (continued)

Notes Payable

Loans payable consists of $198,895 and $198,840 in short term loans payable at April 30, 2024 and January 31, 2024. These loans with non-related parties are unsecured and have interest rates ranging from 7% to 12% per annum and maturity dates within one to twelve months.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On May 25, 2022, the Company and an advisor entered into an Advisory Agreement related to the development, design and build of its compliance and state licensing program related to the Company’s Deb Platform. The initial term of the agreement is six months at a rate of $5,000 per month ($30,000) with an option to renew on a month-to-month basis thereafter. The contract includes a stock grant allowing the advisor the opportunity to earn up to a total of 1,000,000 shares of common stock (the “Shares”) of the Company to be issued one year from the effective date of the agreement subject to approval by the Company’s Board of Directors and the achievement of certain mutually agreed goals and objectives. Effective January 31, 2023, the agreement has been suspended and placed on hold by the parties until the Company’s Deb Platform has been released, and, accordingly, the parties have agreed to cease accruing the monthly cash fees due under the agreement. Total fees earned of $40,000 in consulting fees have been recorded as of January 31, 2023, with $7,500 in accrued expenses expected to be paid in the second quarter of FY 2025. As of April 30, 2024, none of the Shares have been issued. In the event that the current suspension / hold status of the agreement is removed, the Shares could be potentially earned by and issued to the advisor in the future subject to approval by the Company’s Board of Directors and the achievement of certain mutually agreed goals and objectives.

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

On September 15, 2023 the Company issued a 1% Convertible Promissory Note in the amount of $296,497.87 (the “Note”) to RMR Management Group LLC (“RMR”) in exchange for full and final settlement of an aggregate amount of $296,497.87 previously loaned by RMR to the Company. The Note is convertible at the RMR’s option into shares of common stock of the Company at a per share conversion price of $0.01. RMR is a company owned and controlled by the Company’s CEO, Michael Rosen. As of January 31, 2024 $1,017 in interest has been accrued for a total balance of $297,516.

On April 30, 2024 the Company issued a Promissory Note in the amount of $24,668.99 to RMR in exchange for expenses paid and funds previously loaned to the company. The loan is unsecured with an interest rate of 10% per annum and a maturity date of December 31, 2024.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

April 30, 2024

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

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

April 30, 2024

NOTE 10 – COMMON STOCK (continued)

On August 9, 2023, effective as of August 1, 2023, the Company and a consultant entered into a consulting agreement (the “Agreement”) pursuant to which the Company agreed to issue to the consultant a fee of an aggregate of 200,000 restricted shares of common stock (the “Shares”) in consideration for certain financial and management consulting services to be provided by the consultant to the Company, subject to the following vesting schedule: The Shares vest as to (i) 50,000 Shares on the August 1, 2023 effective date, (ii) 50,000 Shares on the six (6) month anniversary of the Agreement, (iii) 50,000 Shares on the nine (9) month anniversary of the Agreement, and (iv) 50,000 Shares on the 12-month anniversary of the Agreement. On August 28, 2023, the Company issued 50,000 shares of common stock pursuant to this agreement. The shares were issued at $0.0059 per share ($295) based on the current weighted average cost per share calculated using subsequent share prices issued for cash given the Company does not have an active trading market, with a par value of $0.001 per share. $295 in consulting fees has been recorded as consulting expense at October 31, 2023. The parties agreed to terminate the agreement on January 9, 2024, and no further shares will be issued.

NOTE 11 – SUBSEQUENT EVENTS

On May 17, 2024, the Company issued a 6% Promissory Note in the amount of $75,000 to RMR Management Group LLC (“RMR”) in consideration for a $75,000 loan from RMR to the Company. RMR is a company owned and controlled by the Company’s CEO, Michael Rosen. The loan is unsecured with an interest rate of 6% per annum, monthly installments consisting of principal and interest in the amount of $4,541.47 beginning June 5, 2024, and a maturity date of November 16, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended January 31, 2024, included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024 filed on May 15, 2024 (the “Annual Report”) with the U.S. Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q contains forward looking statements, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

Results of Operations

For the three-month period ended April 30, 2024, we had revenues of $85,053 as compared to $129,887 in revenues for the three-month period ended April 30, 2023. Total Cost of Sales for the three-month period ended April 30, 2024 was $22,135 resulting in a Gross Profit of $62,918 as compared to Total Cost of Sales for the three-month period ended April 30, 2023 of $20,491 resulting in a Gross Profit of $109,396. Operating Expenses for the three-month period ended April 30, 2024 were $150,193 resulting in Net Loss from Operations of $87,275. The net loss for the three-month period ended April 30, 2024 is comprised of General and Administrative Expenses of $131,097, Selling Expenses of $NIL and Depreciation and Amortization of $19,096, as compared to the net loss for the three-month period ended April 30, 2023 of $15,912 which were comprised of General and Administrative Expenses of $106,886, Selling Expenses of $389, and Depreciation and Amortization of $18,033. The changes in results of operations for the three-month period ended April 30, 2024 as compared to the three-month period ended April 30, 2023 are primarily a result of a decrease in Revenue for the three month period ended April 30, 2024.

Liquidity and Capital Resources

Although we have raised limited funds in the form of debt financing, we anticipate that until we generate more revenue, we will require additional financings in order to fully implement our plan of operations.

As of April 30, 2024 we had $10,351 in cash, $19,998 in Accounts Receivable, $4,388 in Prepaid Expenses, and Other Assets of $93,834. Total liabilities as of April 30, 2024, were $1,012,375 compared to $956,878 in total liabilities at January 31, 2024. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status.

The total amount owed to the Company’s CEO as of April 30, 2024 was $321,167. The amounts due to related party consist of a 1% Convertible Promissory Note in the amount of $296,497.87 (the “Note”) to RMR Management Group LLC (“RMR”) and The Note is convertible at RMR’s option into shares of common stock of the Company at a per share conversion price of $0.01 with the remaining $24,669 unsecured with an interest rate of 10% and a maturity date of December 31, 2024. RMR is a company owned and controlled by the Company’s CEO.

The remaining balance consists of Accounts Payable of $294,323, Accrued Interest of $23,953, Accrued Payroll Expenses of $6,423, Accrued Tax Expense of $5,952, Notes Payable of $198,895, the Small Business Administration Economic Disaster Injury Loan assumed in the acquisition of Kindcard on June 7, 2021 current portion of $6,140, Accrued Interest long term portion of $5,522 and a principal balance of $150,000.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of April 30, 2024, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any pending litigation or legal proceedings.

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

Kindcard, Inc.
(Registrant)

Date: June 14, 2024	By:	/s/ Michael Rosen
Michael Rosen
CEO, CFO, President, and Director
(Principal Executive Officer,
Principal Financial and Accounting Officer)

