Form 10-Q
period 2024-07-31
Kindcard, Inc.
filed 2024-09-16
CIK 1696025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

As of September 16, 2024 there were 98,170,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Kindcard, Inc. and Subsidiaries

Condensed Consolidated Financial Statements

July 31, 2024

(Unaudited)

3

Kindcard, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	July 31, 2024	January 31, 2024
Assets
Current Assets:
Cash	$14,857	$9,647
Accounts receivable, net - unbilled	19,231	20,557
Prepaid expenses	-	17,550
Total Current Assets	34,088	$47,754
Property, plant and equipment, net	4,182	6,127
Intangible Assets, net	82,591	108,725
Total Other Assets	86,773	114,852
Total Assets	$120,861	$162,606
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$292,493	$267,435
Accrued interest	30,192	19,358
Accrued payroll and tax expenses	10,309	13,595
Due to related party	394,013	296,498
Notes payable	198,853	198,840
Current portion SBA loan	4,167	8,772
Total Current Liabilities	930,027	804,498
Long-term Liabilities
Accrued interest long term portion	8,693	2,380
SBA loan	150,000	150,000
Total Long-term Liabilities	158,693	152,380
Total Liabilities	1,088,720	956,878
Commitments and Contingencies	-	-
Stockholders’ Deficit
Common Stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 98,170,000 of common stock as of July 31, 2024 (January 31, 2024 –98,170,000)	98,170	98,170
Additional Paid In Capital	277,471	277,471
Accumulated Deficit	(1,343,500)	(1,169,913)
Total Stockholders’ Deficit	(967,859)	(794,272)
Total Liabilities and Stockholders’ Deficit	$120,861	$162,606

The accompanying notes are an integral part of these condensed consolidated financial statements

Kindcard, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended July 31,		For the six months ended July 31,
	2024	2023	2024	2023
Revenue	$76,740	$119,826	$161,793	$243,463
Other Revenue	5,000	6,250	5,000	12,500
Total Revenue	81,740	126,076	166,793	255,963
Cost of Sales	18,199	17,058	40,334	37,549
Total Cost of Sales	18,199	17,058	40,334	37,549
Gross Profit	63,541	109,018	126,459	218,414
Operating Expenses
General and Administrative Expenses	127,231	122,510	258,328	229,396
Selling Expenses	-	-	-	389
Depreciation and Amortization	20,365	19,516	39,461	37,549
Total Operating Expenses	147,596	142,026	297,789	267,334
Net Loss from Operations	(84,055)	(33,008)	(171,330)	(48,920)
Loss before income taxes	(84,055)	(33,008)	(171,330)	(48,920)
Provision for income taxes	-	-	(2,257)	(3,210)
Net Loss	$(84,055)	(33,008)	$(173,587)	$(52,130)
Net Income Per Common Share – Basic and Diluted	$-	$-	-	$-
Weighted Average Number of Common Shares Outstanding -
Basic and Diluted	98,170,000	97,424,620	98,170,000	97,188,785

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Kindcard, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Deficit

For the three and six months ended July 31, 2024

(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2024	98,170,000	$98,170	$277,471	$(1,169,913)	$(794,272)
Net loss for period ended April 30, 2024	-	-	-	(89,532)	(89,532)
Balance, April 30, 2024	98,170,000	$98,170	$277,471	$(1,259,445)	$(883,804)
Net loss for period ended July 31, 2024	-	-	-	(84,055)	(84,055)
Balance, July 31, 2024	98,170,000	$98,170	$277,471	$(1,343,500)	$(967,859)

For the three and six months ended July 31, 2023

(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2023	96,945,000	$96,945	$152,051	$(908,541)	(659,545)
Net loss for period ended April 30, 2023	-	-	-	(19,122)	(19,122)
Balance, April 30, 2023	96,945,000	$96,945	$152,051	$(927,663)	$(678,667)
Shares issued for cash	500,000	500	24,500	-	25,000
Shares issued for services	675,000	675	3,308	-	3,983
Net loss for period ended July 31, 2023	-	-	-	(33,008)	(33,008)
Balance, July 31, 2023	98,120,000	$98,120	$179,859	$(960,671)	$(682,692)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Kindcard, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	July 31,	July 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(173,587)	$(52,130)
Adjustments to reconcile net loss to net Cash used by operations
Stock issued for services	-	3,983
Depreciation and amortization - cost of goods sold	3,843	2,816
Depreciation and amortization - operations	39,461	37,549
Decrease (increase) in operating assets/liabilities
Accounts receivable, net - unbilled	1,326	(31,382)
Prepaid expenses	17,550	23,509
Accounts payable	25,058	(19,743)
Accrued expenses	9,256	(15,455)
Deferred revenue	-	(12,500)
Total Adjustments	96,494	(11,223)
Net cash (used in) provided by operating activities	(77,093)	(63,353)
Cash flows from investing activities
Costs incurred to develop intellectual property	(15,225)	-
Net cash used in investing activities	(15,225)	-
Cash flows from financing activities
Shares issued for cash	-	25,000
Proceeds from related party loan	97,515	5,050
Proceeds from notes payable, net	13	35,572
Net cash provided by financing activities	97,528	65,622
Net cash (decrease) increase for the period	5,210	2,269
Cash at beginning of period	9,647	12,750
Cash at end of period	$14,857	$15,019
Supplemental disclosures:
Non-cash investing & financing activities:
Common Stock issued in exchange for services	$-	$3,983
Software purchases included in accounts payable	$-	$3,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

July 31, 2024

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

Going concern

These unaudited financial statements have been prepared assuming the Company will be able to continue as a going concern. To date, the Company has generated revenues from its business operations and has incurred accumulated operating losses of $1,343,500. At July 31, 2024, the Company has a working capital deficit of $895,939 and a net loss of $173,587 for the six months ended July 31, 2024. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern from a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of July 31, 2024, the Company has issued 98,170,000 shares of common stock issued and outstanding. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended January 31, 2024 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended July 31, 2024 are not necessarily indicative of the results that may be expected for the year ending January 31, 2025.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

July 31, 2024

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

Prepaid expenses

The Company issued 675,000 shares of common stock in exchange for certain business, operations, and financial advisory services provided to the Company pursuant to agreements dated June 6, 2023 The shares were issued at $0.078 ($52,650) based on the fair value of the award at the reporting date. The Company issued 1,000,000 shares of common stock in exchange for certain business, operations, and financial advisory services provided to the Company pursuant to agreements dated December 12, 2022 and (see note 10). The shares were issued at $0.0054 per share ($53,656) based on the current weighted average cost per share calculated using subsequent share prices issued for cash given as the Company did not have an active trading market, with a par value of $0.001 per share. $106,306 in consulting fees has been accrued over the life of the twelve-month agreements with $0.00 and $17,550 recorded as prepaid expense at July 31, 2024 and January 31, 2024.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

July 31, 2024

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant, and Equipment” the Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is determined regarding a long-lived asset if its carrying amount is not recoverable and exceeds its fair value. The carrying amount is not recoverable when it exceeds the sum of the undiscounted cash flows expected to result from use of the asset over its remaining useful life and final disposition. The Company did not record any impairments during the periods ended July 31, 2024 and July 31, 2023.

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

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

July 31, 2024

Revenue Recognition (continued)

Tendercard Program – Tendercard, Inc., our wholly owned subsidiary, provides a stored value point of sale gift card processing solution to small and mid-sized businesses within the North American retail market. The Company’s proprietary host-based program provides real time data and accurate records of all activity related to the gift card processing account and the related monthly reporting. Fixed monthly service fee revenues are recorded monthly. Fixed annual service fee revenues are collected in arrears and recorded when as collected, no revenue is accrued or deferred at quarter ended July 31, 2024.

Other Revenue is related to a non-refundable fee recorded in the first quarter of fiscal year ended January 31, 2023, $25,000 was recorded as Other Revenue at January 31, 2023 with the remaining $25,000 amortized over the remainder of the initial contract term which was two years, ending January 31, 2024 and a non-refundable fee of $5,000 recorded as Other Revenue at July 31, 2024.

	For the six months ended July 31,
	2024	2023

Cash Pickup Commission Revenue	$23,345	$52,666

Tendercard Program Revenue	$138,448	$190,797

Other Revenue	$5,000	12,500

Total Program Revenue	$166,793	$255,963

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

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

July 31, 2024

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive instruments in the Company. There are no common stock equivalents at July 31, 2024 or July 31, 2023.

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

NOTE 2 – BUSINESS ACQUISITION

On June 7, 2021, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Kindcard, Inc., a Massachusetts corporation (“KindCard MA”) and Croesus Holdings Corp., a Massachusetts corporation (“Croesus” and together with Kindcard MA, the “Seller”) pursuant to which the Company acquired 100% of the outstanding shares of common stock of Kindcard MA (the “Kindcard MA Shares”) and all of intellectual property and operational assets (collectively, the “Tendercard Assets”) of the Tendercard Division of Croesus.

On August 26, 2021, Tendercard, Inc., a wholly owned subsidiary of the Company, was incorporated by the Company in the State of Nevada.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

July 31, 2024

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

Fees are collected in arrears resulting in accounts receivable, net – unbilled and are recorded as accrued revenue at the end of each month. There are $19,231 and $20,557 in accounts receivable net of $0.00 and $0.00 allowances at July 31, 2024 and January 31, 2024, respectively.

 Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

July 31, 2024

NOTE 4 – PROPERTY AND EQUIPMENT, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Property and equipment, net consists of the following at:

	July 31,	January 31,
	2024	2024
Merchandise and equipment: Vault	$10,000	$10,000
Merchandise and equipment: Office Equipment	4,286	4,286
Merchandise and equipment: IT Equipment	4,945	4,945
Total Cost	$19,231	$19,231
Less: accumulated depreciation	(15,049)	(13,104)
Property and equipment, net	$4,182	$6,127

Depreciation expense amounted to approximately $1,945 and $1,407 with $1,121 and $789 reclassified as cost of goods sold at July 31, 2024 and January 31, 2024, respectively.

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

Intangible assets

Intangible assets are comprised of customer relationships and brands acquired in a business combination specifically related to the Company’s Tendercard division (see Note 2) and also comprised of development costs for its proprietary payment processing “DEB Platform” through the Company’s wholly owned subsidiary, Deb, Inc. The Company amortizes intangible assets with a definitive life over their respective useful lives of 3-5 years. Assets with indefinite lives are tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company did not note any impairment at July 31, 2024 and January 31, 2024, respectively.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

July 31, 2024

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS (continued)

Intangible assets (continued)

On December 21, 2021 the Company entered into a contract to develop its proprietary payment processing DEB Platform, a for a total cost of $150,000. On June 8, 2022 and October 1, 2023, the Company entered into contracts to further customize the platform for an additional cost of $89,435 for a total cost of $239,435. The Company began to amortize the asset in the third quarter of FY 2023 when it was originally scheduled to go into production but additional development was required. The platform is currently in testing, is anticipated to go into production in the third quarter of FY 2025 and is depreciated over 3 - 5 years.

	July 31,	January 31,
	2024	2024
Definite-lived intangible assets
Technology: DEB Platform	$239,435	$224,210
Technology: Tendercard Program	3,200	3,200
Customer Lists	9,900	9,900
Website	5,200	5,200
Trade Name	2,800	2,800
Total	260,535	245,310
Less: accumulated amortization	(177,944)	(136,585)
Definite-lived intangible assets, net	$82,591	$108,725

The following is the future estimated amortization expense related to intangible assets as of July 31, 2024:

Year ending January 31,
2025 -	$42,627
2026 -	30,660
2027 -	9,304
Total -	$82,591

NOTE 6 – CURRENT LIABILITIES

Accounts Payable

Accounts Payable is comprised of trade payables of $292,493 and $267,435 at July 31, 2024 and January 31, 2024, respectively.

Accrued Payroll & Tax Expenses

Balance consists of Accrued Salaries & Wages $6,423 and $6,042, Accrued Payroll Tax $899 and $303, Payroll Tax Payable of $730 and $5,905 and Accrued Income Taxes of $2,257 and $1,345 at July 31, 2024 and January 31, 2024 respectively.

Accrued Interest

Balance consists of accrued interest notes payable of $27,663, accrued interest Due to Related Party of $2,529 and short-term portion of accrued interest SBA loan of $4,167 and $8,772 at July 31, 2024 and January 31, 2024.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

July 31, 2024

NOTE 7 – DUE TO RELATED PARTY

Due to Related Party

On September 15, 2023, the Company issued a 1% Convertible Promissory Note in the amount of $296,497.87 (the “Note”) to RMR Management Group LLC (“RMR”) in exchange for full and final settlement of an aggregate amount of $296,497.87 previously loaned by RMR to the Company. The Note is convertible at the RMR’s option into shares of common stock of the Company at a per share conversion price of $0.01. RMR is a company owned and controlled by the Company’s CEO. As of July 31, 2024, $1,426.94 in interest has been accrued. On May 1, 2024 the Company issued a Promissory Note in the amount of $24,668.99 to RMR in exchange for expenses paid and funds previously loaned to the company. The loan is unsecured with an interest rate of 10% per annum and a maturity date of December 31, 2024. As of July 31, 2024 $621.80 in interest has been accrued for a total balance of $25,290.79. On May 17, 2024, the Company issued a 6% Promissory Note in the amount of $75,000 to RMR Management Group LLC (“RMR”) in consideration for a $75,000 loan from RMR to the Company. RMR is a company owned and controlled by the Company’s CEO, Michael Rosen. The loan is unsecured with an interest rate of 6% per annum, monthly installments consisting of principal and interest in the amount of $4,541.47 beginning June 5, 2024, and a maturity date of November 16, 2025. As of July 31, 2024 $1,062.40 in interest has been accrued and $9,083.34 in payments have been made for a total balance of $66,979.06. During the quarter ended July 31, 2024 RMR loaned an additional $6,200 to the Company in the form of short term loans with interest rates ranging from 6% to 10% per annum with a maturity date of December 31, 2024. As of July 31, 2024 $147.00 in interest has been accrued for a total balance of $4,347 RMR is a company owned and controlled by the Company’s CEO, Michael Rosen. The total amount owed to the Company’s CEO as of July 31, 2024 and January 31, 2024 was $396,542 and $297,113, respectively.

NOTE 8 – LOANS

SBA Loan

The balance consists of Small Business Administration Economic Disaster Injury Loan assumed in the acquisition of Kindcard on June 7, 2021, with a principal balance of $150,000 and $3,160 accrued interest for a total balance of $153,160. An additional $17,375 of interest was accrued and $7,675 in installments payments have been made as of July 31, 2024, for a total balance of $162,860. The term of the note is 30 years with an interest rate of 3.75% per annum, Installment payments of $731 began April 14, 2023, and consist of interest only for the first thirty months. On March 15 the Company entered into an SBA accommodation plan with six months of reduced installment payments of $73, as of July 31, 2024 the accommodation plan has been extended for an additional six months.

Year ending January 31,

2025:	$-
2026:	2,850
2027:	2,958
2028:	3,072
2029:	3,450
Thereafter	137,670
Total future minimum loan payments	$150,000

Notes Payable

Loans payable consists of $198,853 and $198,840 in short term loans payable at July 31, 2024 and January 31, 2024. These loans with non-related parties are unsecured and have interest rates ranging from 7% to 12% per annum and maturity dates within one to twelve months.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

July 31, 2024

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On May 25, 2022, the Company and an advisor entered into an Advisory Agreement related to the development, design and build of its compliance and state licensing program related to the Company’s Deb Platform. The initial term of the agreement is six months at a rate of $5,000 per month ($30,000) with an option to renew on a month-to-month basis thereafter. The contract includes a stock grant allowing the advisor the opportunity to earn up to a total of 1,000,000 shares of common stock (the “Shares”) of the Company to be issued one year from the effective date of the agreement subject to approval by the Company’s Board of Directors and the achievement of certain mutually agreed goals and objectives. Effective January 31, 2023, the agreement has been suspended and placed on hold by the parties until the Company’s Deb Platform has been released, and, accordingly, the parties have agreed to cease accruing the monthly cash fees due under the agreement. Total fees earned of $40,000 in consulting fees have been recorded as of January 31, 2023, with $7,500 in accrued expenses expected to be paid in the second quarter of FY 2025. As of July 31, 2024, none of the Shares have been issued. In the event that the current suspension / hold status of the agreement is removed, the Shares could be potentially earned by and issued to the advisor in the future subject to approval by the Company’s Board of Directors and the achievement of certain mutually agreed goals and objectives.

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

On September 15, 2023 the Company issued a 1% Convertible Promissory Note in the amount of $296,497.87 (the “Note”) to RMR Management Group LLC (“RMR”) in exchange for full and final settlement of an aggregate amount of $296,497.87 previously loaned by RMR to the Company. The Note is convertible at the RMR’s option into shares of common stock of the Company at a per share conversion price of $0.01. RMR is a company owned and controlled by the Company’s CEO, Michael Rosen. As of July 31, 2024 $1,427 in interest has been accrued for a total balance of $297,925.

On April 30, 2024 the Company issued a Promissory Note in the amount of $24,668.99 to RMR in exchange for expenses paid and funds previously loaned to the company. The loan is unsecured with an interest rate of 10% per annum and a maturity date of December 31, 2024. As of July 31, 2024 $621.80 in interest has been accrued for a total balance of $25,290.79.

On May 17, 2024, the Company issued a 6% Promissory Note in the amount of $75,000 to RMR Management Group LLC (“RMR”) in consideration for a $75,000 loan from RMR to the Company. RMR is a company owned and controlled by the Company’s CEO, Michael Rosen. The loan is unsecured with an interest rate of 6% per annum, monthly installments consisting of principal and interest in the amount of $4,541.47 beginning June 5, 2024, and a maturity date of November 16, 2025. As of July 31, 2024 $1,062.40 in interest has been accrued and $9,083.34 in payments have been made for a total balance of $66,979.06.

 Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

July 31, 2024

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

July 31, 2024

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

Results of Operations

For the three-month period ended July 31, 2024, we had revenues of $81,740 as compared to $126,076 in revenues for the three-month period ended July 31, 2023. Total Cost of Sales for the three-month period ended July 31, 2024 was $18,199 resulting in a Gross Profit of $63,541 as compared to Total Cost of Sales for the three-month period ended July 31, 2023 of $17,058 resulting in a Gross Profit of $109,018. Operating Expenses for the three-month period ended July 31, 2024 were $147,596 resulting in Net Loss from Operations of $84,055. The net loss for the three-month period ended July 31, 2024 is comprised of General and Administrative Expenses of $127,231 and Depreciation and Amortization of $20,365, as compared to the Net loss for the three-month period ended July 31, 2023 of $33,008 which is comprised of General and Administrative Expenses of $122,510 and Depreciation and Amortization of $19,516. The changes in results of operations for the three-month period ended July 31, 2024 as compared to the three-month period ended July 31, 2023 are primarily a result of a change in the accounting method used to record Fixed annual service fee revenues and a decrease in Cash-Pickup Commissions for the three month period ended July 31, 2024, no revenue is accrued or deferred at quarter ended July 31, 2024.

For the six-month period ended July 31, 2024, we had revenues of $166,793 as compared to $255,963 in revenues for the six-month period ended July 31, 2023. Total Cost of Sales for the six-month period ended July 31, 2024 was $40,334 resulting in a Gross Profit of $126,459 as compared to Total Cost of Sales for the six-month period ended July 31, 2023 of $37,549 resulting in a Gross Profit of $218,414. Operating Expenses for the six-month period ended July 31, 2024 were $297,789 resulting in Net Loss from Operations of $171,330. The net loss for the six-month period ended July 31, 2024 is comprised of General and Administrative Expenses of $258,328, Selling Expenses of $NIL and Depreciation and Amortization of $39,461, as compared to the Net loss for the six-month period ended July 31, 2023 of $48,920 which is comprised of General and Administrative Expenses of $229,396, Selling Expenses of $389, and Depreciation and Amortization of $37,549. The changes in results of operations for the six-month period ended July 31, 2024 as compared to the six-month period ended July 31, 2023. are primarily a result of a change in the accounting method used to record Fixed annual service fee revenues and a decrease in Cash-Pickup Commissions for the six-month period ended July 31, 2024, no revenue is accrued or deferred at quarter ended July 31, 2024.

Liquidity and Capital Resources

Although we have raised limited funds in the form of debt financing, we anticipate that until we generate more revenue, we will require additional financings in order to fully implement our plan of operations.

As of July 31, 2024 we had $14,857 in cash, $19,231 in Accounts Receivable, and Other Assets of $82,591. Total liabilities as of July 31, 2024, were $1,088,420 compared to $956,878 in total liabilities at January 31, 2023. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status.

The total amount owed to the Company’s CEO as of July 31, 2024 was $394,013. The amounts due to related party consist of a 1% Convertible Promissory Note in the amount of $296,497.87 (the “Note”) to RMR Management Group LLC (“RMR”) and The Note is convertible at RMR’s option into shares of common stock of the Company at a per share conversion price of $0.01 with the remaining $24,669 unsecured with an interest rate of 10% and a maturity date of December 31, 2024, a 6% Promissory Note issued on May 17, 2024 in the amount of $75,000 to RMR Management Group LLC (“RMR”) in consideration for a $75,000 loan from RMR to the Company. The loan is unsecured with an interest rate of 6% per annum, monthly installments consisting of principal and interest in the amount of $4,541.47 beginning June 5, 2024, and a maturity date of November 16, 2025, and an additional $6,200 loaned to the Company during the quarter ended July 31, 2024 in the form of short term loans with interest rates ranging from 6% to 10% per annum with a maturity date of December 31, 2024. RMR is a company owned and controlled by the Company’s CEO, Michael Rosen.

The remaining balance consists of Accounts Payable of $292,493, Accrued Interest of $30,192, Accrued Payroll Expenses of $6,423, Accrued Tax Expense of $3,886, Notes Payable of $198,853, the Small Business Administration Economic Disaster Injury Loan assumed in the acquisition of Kindcard on June 7, 2021 current portion of $4,167, Accrued Interest long term portion of $8,693 and a principal balance of $150,000.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of July 31, 2024, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Kindcard, Inc.
(Registrant)

Date: September 16, 2024	By:	/s/ Michael Rosen
Michael Rosen
CEO, CFO, President, and Director
(Principal Executive Officer,
Principal Financial and Accounting Officer)

