Form 10-Q
period 2024-10-31
Kindcard, Inc.
filed 2024-12-17
CIK 1696025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

As of December 17, 2024 there were 98,170,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Kindcard, Inc. and Subsidiaries

Condensed Consolidated Financial Statements

October 31, 2024

(Unaudited)

3

Kindcard, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	October 31, 2024	January 31, 2024
Assets
Current Assets:
Cash	$14,067	$9,647
Accounts receivable, net - unbilled	18,554	20,557
Prepaid expenses	-	17,550
Total Current Assets	32,621	47,754
Property, plant and equipment, net	3,209	6,127
Intangible Assets, net	61,277	108,725
Total Other Assets	64,486	114,852
Total Assets	$97,107	$162,606
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	272,078	267,435
Accrued interest	36,363	19,358
Accrued payroll and tax expenses	9,852	13,595
Due to related party	391,434	296,498
Notes payable	198,768	198,840
Current portion SBA loan	6,360	8,772
Total Current Liabilities	914,855	804,498
Long-term Liabilities
Accrued interest long term portion	7,699	2,380
SBA loan	150,000	150,000
Total Long-term Liabilities	157,699	152,380
Total Liabilities	1,072,554	956,878
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Deficit
Common Stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 98,170,000 of common stock as of October 31, 2024 (January 31, 2024 –98,170,000)	98,170	98,170
Additional Paid In Capital	277,471	277,471
Accumulated Deficit	(1,351,088)	(1,169,913)
Total Stockholders’ Deficit	(975,447)	(794,272)
Total Liabilities and Stockholders’ Deficit	$97,107	$162,606

The accompanying notes are an integral part of these condensed consolidated financial statements

Kindcard, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended October 31,		For the nine months ended October 31,
	2024	2023	2024	2023
Revenue	$139,366	$119,160	$301,159	$362,623
Other Revenue	-	6,250	5,000	18,750
Total Revenue	139,366	125,410	306,159	381,373
Cost of Sales	25,262	30,146	65,596	67,695
Total Cost of Sales	25,262	30,146	65,596	67,695
Gross Profit	114,104	95,264	240,563	313,678
Operating Expenses
General and Administrative Expenses	101,327	124,763	359,655	354,159
Selling Expenses	-	-	-	389
Depreciation and Amortization	20,365	19,197	59,826	56,746
Total Operating Expenses	121,692	143,960	419,481	411,294
Net Profit (Loss) from Operations	(7,588)	(48,696)	(178,918)	(97,616)
Profit (Loss) before income taxes	-	(48,696)	(178,918)	(97,616)
Provision for income taxes	-	-	(2,257)	(3,210)
Profit (Loss)	$(7,588)	(48,696)	$(181,175)	$(100,826)
Net Income Per Common Share – Basic and Diluted	$-	$-	$-	$-
Weighted Average Number of Common Shares Outstanding -
Basic and Diluted	98,170,000	97,286,850	98,170,000	97,286,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Kindcard, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Deficit

For the three and nine months ended October 31, 2024

(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2024	98,170,000	$98,170	$277,471	$(1,169,913)	$(794,272)
Net loss for period ended April 30, 2024	-	-	-	(89,532)	(89,532)
Balance, April 30, 2024	98,170,000	$98,170	$277,471	$(1,259,445)	$(883,804)
Net loss for period ended July 31, 2024	-	-	-	(84,055)	(84,055)
Balance, July 31, 2024	98,170,000	$98,170	$277,471	$(1,343,500)	$(967,859)
Net income for period ended October 31, 2024	-	-	-	(7,588)	(7,588)
Balance, October 31, 2024	98,170,000	$98,170	$277,471	$(1,351,088)	$(975,447)

For the three and nine months ended October 31, 2023

(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2023	96,945,000	$96,945	$152,051	$(908,541)	(659,545)
Net loss for period ended April 30, 2023	-	-	-	(19,122)	(19,122)
Balance, April 30, 2023	96,945,000	$96,945	$152,051	$(927,663)	$(678,667)
Shares issued for cash	500,000	500	24,500	-	25,000
Shares issued for services	675,000	675	3,308	-	3,983
Net loss for period ended July 31, 2023	-	-	-	(33,008)	(33,008)
Balance, July 31, 2023	98,120,000	$98,120	$179,859	$(960,671)	$(682,692)
Shares issued for services	50,000	50	245	-	295
Net loss for period ended October 31, 2023	-	-	-	(48,696)	(48,696)
Balance, October 31, 2023	98,170,000	$98,170	$180,104	$(1,009,367)	$(731,093)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Kindcard, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	October 31,	October 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(181,175)	$(100,826)
Adjustments to reconcile net loss to net Cash used by operations
Stock issued for services	-	-
Depreciation and amortization - cost of goods sold	5,765	4,225
Depreciation and amortization - operations	59,826	56,745
Decrease (increase) in operating assets/liabilities
Accounts receivable, net - unbilled	2,003	23,597
Prepaid expenses	17,550	37,919
Accounts payable	4,643	(7,197)
Accrued expenses	(836)	(22,570)
Deferred revenue	-	(18,750)
Total Adjustments	88,951	73,969
Net cash (used in) provided by operating activities	(92,224)	(26,857)
Cash flows from investing activities
Costs incurred to develop intellectual property	(15,225)	(15,225)
Net cash used in investing activities	(15,225)	(15,225)
Cash flows from financing activities
Shares issued for cash	-	25,000
Proceeds from related party loan	98,506	-
Proceeds from notes payable, net	13,363	13,082
Net cash provided by financing activities	111,869	38,082
Net cash (decrease) increase for the period	4,420	(4,000)
Cash at beginning of period	9,647	12,750
Cash at end of period	$14,067	$8,750
Supplemental disclosures:
Non-cash investing & financing activities:
Common Stock issued in exchange for services	$-	$4,278

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

October 31, 2024

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

Going concern

These unaudited financial statements have been prepared assuming the Company will be able to continue as a going concern. To date, the Company has generated revenues from its business operations and has incurred accumulated operating losses of $1,351,088. At October 31, 2024, the Company has a working capital deficit of $882,234 and a net loss of $181,175 for the nine months ended October 31, 2024. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern from a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of October 31, 2024, the Company has issued 98,170,000 shares of common stock issued and outstanding. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended January 31, 2024 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended October 31, 2024 are not necessarily indicative of the results that may be expected for the year ending January 31, 2025.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

October 31, 2024

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

Prepaid expenses

The Company issued 675,000 shares of common stock in exchange for certain business, operations, and financial advisory services provided to the Company pursuant to agreements dated June 6, 2023 The shares were issued at $0.078 ($52,650) based on the fair value of the award at the reporting date. The Company issued 1,000,000 shares of common stock in exchange for certain business, operations, and financial advisory services provided to the Company pursuant to agreements dated December 12, 2022 and (see note 10). The shares were issued at $0.0054 per share ($53,656) based on the current weighted average cost per share calculated using subsequent share prices issued for cash given as the Company did not have an active trading market, with a par value of $0.001 per share. $106,306 in consulting fees has been accrued over the life of the twelve-month agreements with $0.00 and $17,550 recorded as prepaid expense at October 31, 2024 and January 31, 2024.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

October 31, 2024

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant, and Equipment” the Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is determined regarding a long-lived asset if its carrying amount is not recoverable and exceeds its fair value. The carrying amount is not recoverable when it exceeds the sum of the undiscounted cash flows expected to result from use of the asset over its remaining useful life and final disposition. The Company did not record any impairments during the periods ended October 31, 2024 and October 31, 2023.

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

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

October 31, 2024

Revenue Recognition (continued)

Tendercard Program – Tendercard, Inc., our wholly owned subsidiary, provides a stored value point of sale gift card processing solution to small and mid-sized businesses within the North American retail market. The Company’s proprietary host-based program provides real time data and accurate records of all activity related to the gift card processing account and the related monthly reporting. Fixed monthly service fee revenues are recorded monthly. Fixed annual service fee revenues are collected in arrears and recorded when as collected, no revenue is accrued or deferred at quarter ended October 31, 2024.

Other Revenue is related to a non-refundable fee recorded in the first quarter of fiscal year ended January 31, 2023, $25,000 was recorded as Other Revenue at January 31, 2023 with the remaining $25,000 amortized over the remainder of the initial contract term which was two years, ending January 31, 2024 and a non-refundable fee of $5,000 recorded as Other Revenue at October 31, 2024.

	For the nine months ended October 31,
	2024	2023

Cash Pickup Commission Revenue	$25,574	$69,874

Tendercard Program Revenue	$275,585	$292,749

Other Revenue	$5,000	18,750

Total Program Revenue	$306,159	$381,373

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

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

October 31, 2024

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive instruments in the Company. There are no common stock equivalents at October 31, 2024 or October 31, 2023.

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

NOTE 2 – ACCOUNTS RECEIVABLE, Net - unbilled

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

Fees are collected in arrears resulting in accounts receivable, net – unbilled and are recorded as accrued revenue at the end of each month. There are $18,554 and $20,557 in accounts receivable net of $0.00 and $0.00 allowances at October 31, 2024 and January 31, 2024, respectively.

NOTE 3 – PROPERTY AND EQUIPMENT, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Property and equipment, net consists of the following at:

	October 31,	January 31,
	2024	2024
Merchandise and equipment: Vault	$10,000	$10,000
Merchandise and equipment: Office Equipment	4,286	4,286
Merchandise and equipment: IT Equipment	4,945	4,945
Total Cost	$19,231	$19,231
Less: accumulated depreciation	(16,022)	(13,104)
Property and equipment, net	$3,209	$6,127

Depreciation expense amounted to approximately $2,918 and $1,407 with $1,681 and $789 reclassified as cost of goods sold at October 31, 2024 and January 31, 2024, respectively. Please note that certain balances were reclassified for presentation and for consistency.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

October 31, 2024

NOTE 4 – INTANGIBLE ASSETS

Intangible assets

Intangible assets are comprised of customer relationships and brands acquired in a business combination specifically related to the Company’s Tendercard division (see Note 2) and also comprised of development costs for its proprietary payment processing “DEB Platform” through the Company’s wholly owned subsidiary, Deb, Inc. The Company amortizes intangible assets with a definitive life over their respective useful lives of 3-5 years. Assets with indefinite lives are tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company did not note any impairment at October 31, 2024 and January 31, 2024, respectively.

On December 21, 2021 the Company entered into a contract to develop its proprietary payment processing DEB Platform, a for a total cost of $150,000. On June 8, 2022 and October 1, 2023, the Company entered into contracts to further customize the platform for an additional cost of $89,435 for a total cost of $239,435. The Company began to amortize the asset in the third quarter of FY 2023 when it was originally scheduled to go into production but additional development was required. The platform is currently in testing, is anticipated to go into production in the fourth quarter of FY 2025 and is depreciated over 3 - 5 years.

	October 31,	January 31,
	2024	2024
Definite-lived intangible assets
Technology: DEB Platform	$239,435	$224,210
Technology: Tendercard Program	3,200	3,200
Customer Lists	9,900	9,900
Website	5,200	5,200
Trade Name	2,800	2,800
Total	260,535	245,310
Less: accumulated amortization	(199,258)	(136,585)
Definite-lived intangible assets, net	$61,277	$108,725

The following is the future estimated amortization expense related to intangible assets as of October 31, 2024:

Year ending January 31,
2025 -	$21,313
2026 -	30,660
2027 -	9,304
Total -	$61,277

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

October 31, 2024

NOTE 5 – CURRENT LIABILITIES

Accounts Payable

Accounts Payable is comprised of trade payables of $272,078 and $267,435 at October 31, 2024 and January 31, 2024, respectively.

Accrued Payroll & Tax Expenses

Balance consists of Accrued Salaries & Wages $6,423 and $6,042, Accrued Payroll Tax $899 and $303, Payroll Tax Payable of $263 and $5,905 and Accrued Income Taxes of $2,257 and $1,345 and Sales Tax Payable of $10 and $0.00 at October 31, 2024 and January 31, 2024 respectively.

Accrued Interest

Balance consists of accrued interest notes payable of $32,792 and $19,358, accrued interest Due to Related Party of $3,571 and $615, and short-term portion of accrued interest SBA loan of $6,360 and $8,772 at October 31, 2024 and January 31, 2024.

NOTE 6 – DUE TO RELATED PARTY

Due to Related Party

On September 15, 2023, the Company issued a 1% Convertible Promissory Note in the amount of $296,498 (the “Note”) to RMR Management Group LLC (“RMR”) in exchange for full and final settlement of an aggregate amount of $296,498 previously loaned by RMR to the Company. The Note is convertible at the RMR’s option into shares of common stock of the Company at a per share conversion price of $0.01. As of October 31, 2024, $1,837 in interest has been accrued. RMR is a company owned and controlled by the Company’s CEO.

On May 1, 2024 the Company issued a Promissory Note in the amount of $24,669 to RMR in exchange for expenses paid and funds previously loaned to the company. RMR is a company owned and controlled by the Company’s CEO. The loan is unsecured with an interest rate of 10% per annum and a maturity date of December 31, 2024. As of October 31, 2024 $1,244 in interest has been accrued for a total balance of $25,913.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

October 31, 2024

NOTE 6 – DUE TO RELATED PARTY (continued)

On May 17, 2024, the Company issued a 6% Promissory Note in the amount of $75,000 to RMR Management Group LLC (“RMR”) in consideration for a $75,000 loan from RMR to the Company. RMR is a company owned and controlled by the Company’s CEO, Michael Rosen. The loan is unsecured with an interest rate of 6% per annum, monthly installments consisting of principal and interest in the amount of $4,541 beginning June 5, 2024, and a maturity date of November 16, 2025. As of October 31, 2024 $2,250 in interest has been accrued and $22,708 in payments have been made for a total balance of $54,542.

During the quarter ended October 31, 2024 RMR loaned an additional $20,700 to the Company in the form of short term loans with interest rates ranging from 6% to 10% per annum with a maturity date of December 31, 2024. As of October 31, 2024 $430 in interest has been accrued and $4,915 in payments have been made for a total balance of $16,215.RMR is a company owned and controlled by the Company’s CEO, Michael Rosen.

The total amount owed to the Company’s CEO as of October 31, 2024 and January 31, 2024 was $391,434 and $296,498 with accrued interest of $3,571 and $615, respectively.

NOTE 7 – LOANS

SBA Loan

The balance consists of Small Business Administration Economic Disaster Injury Loan assumed in the acquisition of Kindcard on June 7, 2021, with a principal balance of $150,000 and $3,160 accrued interest for a total balance of $153,160. An additional $18,793 of interest was accrued and $7,894 in installments payments have been made as of October 31, 2024, for a total balance of $164,059. The term of the note is 30 years with an interest rate of 3.75% per annum, Installment payments of $731 began April 14, 2023, and consist of interest only for the first thirty months. On March 15 the Company entered into an SBA accommodation plan with six months modification of reduced installment payments of $73, as of October 31, 2024 the accommodation plan has been extended for an additional six months.

Year ending January 31,

2025:	$-
2026:	2,850
2027:	2,958
2028:	3,072
2029:	3,450
Thereafter	137,670
Total future minimum loan payments	$150,000

Notes Payable

Loans payable consists of $198,768 and $198,840 in short term loans payable at October 31, 2024 and January 31, 2024. These loans with non-related parties are unsecured and have interest rates ranging from 7% to 12% per annum and maturity dates within one to twelve months.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

October 31, 2024

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On May 25, 2022, the Company and an advisor entered into an Advisory Agreement related to the development, design and build of its compliance and state licensing program related to the Company’s Deb Platform. The initial term of the agreement is six months at a rate of $5,000 per month ($30,000) with an option to renew on a month-to-month basis thereafter. The contract includes a stock grant allowing the advisor the opportunity to earn up to a total of 1,000,000 shares of common stock (the “Shares”) of the Company to be issued one year from the effective date of the agreement subject to approval by the Company’s Board of Directors and the achievement of certain mutually agreed goals and objectives. Effective January 31, 2023, the agreement has been suspended and placed on hold by the parties until the Company’s Deb Platform has been released, and, accordingly, the parties have agreed to cease accruing the monthly cash fees due under the agreement. Total fees earned of $40,000 in consulting fees have been recorded as of January 31, 2023, with $7,500 in accrued expenses expected to be paid in the second quarter of FY 2025. As of October 31, 2024, none of the Shares have been issued. In the event that the current suspension / hold status of the agreement is removed, the Shares could be potentially earned by and issued to the advisor in the future subject to approval by the Company’s Board of Directors and the achievement of certain mutually agreed goals and objectives.

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

On September 15, 2023 the Company issued a 1% Convertible Promissory Note in the amount of $296,498 (the “Note”) to RMR Management Group LLC (“RMR”) in exchange for full and final settlement of an aggregate amount of $296,498 previously loaned by RMR to the Company. The Note is convertible at the RMR’s option into shares of common stock of the Company at a per share conversion price of $0.01. RMR is a company owned and controlled by the Company’s CEO, Michael Rosen. As of October 31, 2024 $1,837 in interest has been accrued for a total balance of $298,335.

On April 30, 2024 the Company issued a Promissory Note in the amount of $24,669 to RMR in exchange for expenses paid and funds previously loaned to the company. The loan is unsecured with an interest rate of 10% per annum and a maturity date of December 31, 2024. As of October 31, 2024 $1,244 in interest has been accrued for a total balance of $25,913.

On May 17, 2024, the Company issued a 6% Promissory Note in the amount of $75,000 to RMR Management Group LLC (“RMR”) in consideration for a $75,000 loan from RMR to the Company. RMR is a company owned and controlled by the Company’s CEO, Michael Rosen. The loan is unsecured with an interest rate of 6% per annum, monthly installments consisting of principal and interest in the amount of $4,541 beginning June 5, 2024, and a maturity date of November 16, 2025. As of October 31, 2024 $2,250 in interest has been accrued and $22,708 in payments have been made for a total balance of $54,542.

 Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

October 31, 2024

NOTE 9 – COMMON STOCK

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

NOTE 10 – SUBSEQUENT EVENTS

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

Results of Operations

For the three-month period ended October 31, 2024, we had revenues of $139,366 as compared to $125,410 in revenues for the three-month period ended October 31, 2023. Total Cost of Sales for the three-month period ended October 31, 2024 was $25,262 resulting in a Gross Profit of $114,104 as compared to Total Cost of Sales for the three-month period ended October 31, 2023 of $30,146 resulting in a Gross Profit of $95,264. Operating Expenses for the three-month period ended October 31, 2024 were $121,692 resulting in Net Loss from Operations of $7,588. The net loss for the three-month period ended October 31, 2024 is comprised of General and Administrative Expenses of $101,327 and Depreciation and Amortization of $20,365, as compared to the Net loss for the three-month period ended October 31, 2023 of $48,696 which is comprised of General and Administrative Expenses of $124,763 and Depreciation and Amortization of $19,197. The changes in results of operations for the three-month period ended October 31, 2024 as compared to the three-month period ended October 31, 2023 are primarily a result of a change in the accounting method used to record Fixed annual service fee revenues and a decrease in Cash-Pickup Commissions for the three month period ended October 31, 2024, no revenue is accrued or deferred at quarter ended October 31, 2024.

For the nine-month period ended October 31, 2024, we had revenues of $306,159 as compared to $381,373 in revenues for the nine-month period ended October 31, 2023. Total Cost of Sales for the nine-month period ended October 31, 2024 was $65,596 resulting in a Gross Profit of $240,563 as compared to Total Cost of Sales for the nine-month period ended October 31, 2023 of $67,695 resulting in a Gross Profit of $313,678. Operating Expenses for the nine-month period ended October 31, 2024 were $419,481 resulting in Net Loss from Operations of $178,918. The net loss for the nine-month period ended October 31, 2024 is comprised of General and Administrative Expenses of $359,655, Selling Expenses of $NIL and Depreciation and Amortization of $59,826, as compared to the Net loss for the nine-month period ended October 31, 2023 of $97,616 which is comprised of General and Administrative Expenses of $354,159, Selling Expenses of $389, and Depreciation and Amortization of $37,549. The changes in results of operations for the nine-month period ended October 31, 2024 as compared to the nine-month period ended October 31, 2023. are primarily a result of a change in the accounting method used to record Fixed annual service fee revenues and a decrease in Cash-Pickup Commissions for the nine-month period ended October 31, 2024, no revenue is accrued or deferred at quarter ended October 31, 2024.

Liquidity and Capital Resources

Although we have raised limited funds in the form of debt financing, we anticipate that until we generate more revenue, we will require additional financings in order to fully implement our plan of operations.

As of October 31, 2024 we had $14,067 in cash, $18,554 in Accounts Receivable, and Other Assets of $64,486. Total liabilities as of October 31, 2024, were $1,062,164 compared to $956,878 in total liabilities at January 31, 2024. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status.

The total amount owed to the Company’s CEO as of October 31, 2024 was $391,434. The amounts due to related party consist of a 1% Convertible Promissory Note in the amount of $296,497.87 (the “Note”) to RMR Management Group LLC (“RMR”) and The Note is convertible at RMR’s option into shares of common stock of the Company at a per share conversion price of $0.01, $24,669 unsecured with an interest rate of 10% and a maturity date of December 31, 2024, a 6% Promissory Note issued on May 17, 2024 in the amount of $75,000 to RMR Management Group LLC (“RMR”) in consideration for a $75,000 loan from RMR to the Company. The loan is unsecured with an interest rate of 6% per annum, monthly installments consisting of principal and interest in the amount of $4,541.47 beginning June 5, 2024, and a maturity date of November 16, 2025, and an additional $20,700 loaned to the Company during the quarter ended October 31, 2024 in the form of short term loans with interest rates ranging from 6% to 10% per annum with a maturity date of December 31, 2024. RMR is a company owned and controlled by the Company’s CEO, Michael Rosen.

The remaining balance consists of Accounts Payable of $272,078, Accrued Interest of $36,363, Accrued Payroll Expenses of $6,423, Accrued Tax Expense of $3,429, Notes Payable of $198,768, the Small Business Administration Economic Disaster Injury Loan assumed in the acquisition of Kindcard on June 7, 2021 current portion of $6,360, Accrued Interest long term portion of $7,699 and a principal balance of $150,000.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of October 31, 2024, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Kindcard, Inc.
(Registrant)

Date: December 17, 2024	By:	/s/ Michael Rosen
Michael Rosen
CEO, CFO, President, and Director
(Principal Executive Officer,
Principal Financial and Accounting Officer)

