Form 10-K
period 2025-01-31
Kindcard, Inc.
filed 2025-05-19
CIK 1696025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2025

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

As of May 16, 2025, there were 98,170,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (“SEC”). In this Annual Report on Form 10-K, the language “this fiscal year” or “current fiscal year” refers to the 12-month period ended January 31, 2025.

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

Business Overview

The Company, through its wholly owned operating subsidiaries, Deb, Inc. and Tendercard, Inc., is an innovative FinTech and PayTech company which provides traditional payment solutions along with alternative Closed-Loop payment solutions to consumers and businesses across a wide variety of verticals worldwide. The Company believes that mobile wallet technology will ultimately grow to become the preferred method for merchants and consumers to transact at the point of sale, and it is our goal to capture significant market share from the mobile wallet segment through our proprietary “Pay with Deb” consumer app and merchant services platform (“Pay with Deb”).

Deb, Inc. targets the high-risk merchant market where businesses operating within innovative verticals and e-commerce are incurring higher transaction costs, utilizing a robust compliance policy for onboarding users and businesses in accordance with federal and state regulations. Pay with Deb operates on a “closed-loop” system, whereby consumers can purchase “Deb Tokens”  in addition to loading wallet via ACH, wire transfer or direct connect to their bank account to store in their wallet and use them to make purchases both in person and online with      merchants worldwide      . Deb Tokens are not a crypto currency, stable coins, or tied to any exchange. Funds used to purchase Deb Tokens are kept in a custodial deposit account ensuring that Deb Tokens are valued 1:1 with the US dollar. Businesses using Deb Tokens to transact with customers, suppliers, vendors, and employees can send and receive money without using traditional banking infrastructure or credit card rails. In addition, Pay with Deb eliminates the transaction fees incurred by businesses associated with traditional payment processors at the point of sale. For consumers, Pay with Deb transactions at the point of sale only appear on the consumer’s mobile wallet’s statement, not bank or credit card statements, offering additional privacy to the consumer.

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

Recent Developments

Deb, Inc.’s “Pay With Deb” consumer app was recently approved by the Apple and Google stores and is now live.  Deb is working with Blox under its strategic partnership (blox.global) to integrate the Deb Payments platform that will allow Deb to add technology that allows Deb to offer payments worldwide B2B, B2C, C2B and Peer to Peer.

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

Market Analysis

The Company is well positioned with the build out of its innovative payment technology and believes with the domination of ecommerce, decriminalization of certain products, not to mention launch of innovative platforms such as web3 and blockchain the payments industry is ready for disruption because the numbers of new, underbanked businesses are significantly increasing. Management believes that traditional banking is antiquated, unable, and/or unwilling to work with the inherent risk that comes with any innovative company seeking new ways to pay for goods and services. The everyday merchant is burdened by high fees, friendly fraud, cryptic algorithms, reserves, chargebacks and lack of trust with current institutions while the consumer is levied service charges and fees for mediocre service. Management believes that both the merchant and its consumers are open to new payment technologies that allow for ease of in person and online purchases worldwide in a secure environment and high level of trust with its launch of Pay with Deb and relaunch of its Tendercard gift card closed loop payment technologies.

Sales and Marketing

By the end of Q2 2025, Deb, Inc. and Tendercard, Inc. expect to complete additional upgrades to their respective platforms. In addition, the Company has identified specific merchants which are ready to integrate with Deb for use as an alternative payment solution from their consumers.

Deb, Inc. will be focusing its efforts on both online and in-store merchants looking for an alternative payments platform to the traditional credit card payment platforms for low and high-risk merchants worldwide.

Tendercard, Inc. will focus its efforts along with its resellers to focus on all merchant types that are seeking to integrate a simple and cost-effective Gift and Loyalty platform in time for the 2025 holiday season.

Competition

The payments industry is exploding with new technology mainly focused on the launch of new payment card types and singular payment platforms for specific industries like Alipay, Paypal, Apple Pay, Google Pay and others. The Company has focused its efforts on the build out of a nationwide closed loop platform that can be securely used in multiple environments and across all merchant type classifications. It is designed to be safer for business and consumers to transact with an alternative to cash, credit cards and checks.

Competitive Advantages

The Company’s two wholly owned subsidiaries are uniquely positioned in the payments industry.  Deb, Inc. is an “alternative payment” platform to traditional payments made via traditional credit cards both in-store or online.  Its “Pay With Deb Wallet” allows consumer payments to be made directly to merchants worldwide in a total closed-loop environment reducing the high-cost merchants pay for acceptance of credit cards.  Tendercard, Inc. is a simple and cost-effective Gift and Loyalty platform which allows merchants to issue gift cards online and at the point-of-sale.  Merchant advantages include one monthly fee for unlimited gift card acceptance, total control of the funds received from gift card sales, and a robust back-office account system and consumer marketing platform to market to their gift card holders.

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

Growth Strategies

We intend to offer our Pay With Deb and Tendercard suite of alternative payment platforms to in-store and online merchants through a selected group of resellers worldwide.  We believe that our alternative payment platforms will be well received by resellers in the payments industry as they offer resellers additional revenue sources which complement their current traditional offering of payments. In the planned launch of our marketing campaigns, we hope to attract new resellers along with independent software developers looking to integrate our platforms to their point-of-sale software.

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

Employees

We believe that our success depends upon our ability to attract, develop and retain key personnel. We currently employ two full-time employees. The Company otherwise currently relies on the services of independent contractors. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be in good standing. Although we continually seek to add additional talent to our workforce, management believes that it currently has sufficient human capital to operate its business successfully.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not quoted on any trading platform and therefore no data is available for the periods ended January 31, 2025 and 2024.

Holders of our Common Stock

As of May 16, 2025, there were approximately fifty-one stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Vstock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598.

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

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

The Company has not repurchased its securities during the year ended January 31, 2025.

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

Sales and Marketing

By the end of Q2 2025, Deb, Inc. and Tendercard, Inc. expect to complete additional upgrades to their respective platforms. In addition, the Company has identified specific merchants which are ready to integrate with Deb for use as an alternative payment solution from their consumers.

Deb, Inc. will be focusing its efforts on both online and in-store merchants looking for an alternative payments platform to the traditional credit card payment platforms for low and high-risk merchants.

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

Employees

We believe that our success depends upon our ability to attract, develop and retain key personnel. We currently employ two full-time employees. The Company otherwise currently relies on the services of independent contractors. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be in good standing. Although we continually seek to add additional talent to our workforce, management believes that it currently has sufficient human capital to operate its business successfully.

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

Our Offices

Our principal executive office is located at 1001 Yamato Road, #100, Boca Raton, Florida, 33431.

Our Websites

www.kindcard.com

www.paywithdeb.com

www.thetendercard.com

Plan of Operations

Our cash balance was $9,089 as of January 31, 2025 and $9,647 as of January 31, 2024. We believe our cash balance is not sufficient to fund our levels of operations for the next twelve months. We have been utilizing and may utilize funds from our President and Chief Executive Officer, Chairman of the Board of Directors, and majority holder of our common stock, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. Mr. Rosen, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to develop and begin to implement our business plan, we will need the funding from this offering. We have generated minimal revenues to date.

Going Concern

To date the Company has generated revenues from its business operations but has an accumulated deficit of $1,422,134. At January 31, 2025, the Company has a working capital deficit of $929,357. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern from a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Tendercard Program - Tendercard, Inc., our wholly owned subsidiary, provides a stored value point of sale gift card processing solution to small and mid-sized businesses within the North American retail market. The Company’s proprietary host-based program provides real time data and accurate records of all activity related to the gift card processing account and the related monthly reporting. Fixed monthly service fee revenues are recorded monthly. The fees are collected in arrears resulting in accounts receivable-unbilled at the end of each month. Fixed annual service fee revenues are collected in arrears and recorded accrued revenue, un-billed at the end of each month until collected, Fixed annual service fee revenues are collected in arrears and recorded accrued revenue.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Years Ended January 31, 2025 and January 31, 2024

Revenue

Total revenues amounted to $410,869 which consisted of $27,151 in commission revenue, $378,560 in gift card program revenue and $5,158 in other revenue for the year ended January 31, 2025. Total revenue was $486,843 which consisted of $381,944 in gift card program revenue and $79,899 in commission revenue and $25,000 in other revenue for the year ended January 31, 2024. The decrease of $75,974 in revenue was due to an decrease in gift card program revenue and commission revenue.

Cost of Revenue

Cost of revenue includes the direct cost of internal labor and related benefits, travel expenses related to consulting services, direct subcontractor costs, other related direct consulting costs.

For the years ended January 31, 2025 and 2024, the cost of revenue were $97,278 and $96,962, respectively, representing an increase of $316. The increase of cost of revenue was mainly driven by an increase in the direct costs to produce the revenue.

Operating Expenses

For the years ended January 31, 2025 and January 31, 2024, operating expenses consisted of the following:

	For the Years ended
	January 31,	January 31,
	2025	2024
Advertising and Marketing	$4,169	$6,024
Communications	$63,328	$50,338
Consulting	$20,439	$134,458
Employee Benefits	$8,733	$7,732
Legal and Professional Fees	$103,433	$77,007
General and Administrative	$182,232	$197,840
Salaries and Wages	$100,000	$100,000
Depreciation and Amortization	$80,191	$73,826
Bad Debt Expense	$1,857	$2,683
Taxes	$1,430	$1,345
	$565,812	$651,253

•

Expenses for the year ended January 31, 2025 totaled $565,812, consisting primarily of advertising and marketing expense of $4,169, communications expense of $63,328, consulting expense of $20,439, employee benefits of $8,733, legal and professional fees of $103,433, general and administrative expenses of $182,232, salaries and wages of $100,000, bad debt expense of $1,857 and taxes of $1,430 resulting in a net loss of $252,221.

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

•	The decrease in expenses between fiscal 2025 and fiscal 2024 was primarily due to the decrease in development of the Deb, Inc. “Pay with Deb” platform and operating activities of Tendercard, Inc..

Income (Loss) from Operations

As a result of the foregoing, for the year ended January 31, 2025, loss from operations amounted to $252,221, as compared to loss from operations of $261,372 for the year ended January 31, 2024.

Other Income

Other income (loss) for the years ended January 31, 2025, and 2024 were $5,000 and $25,000, respectively.

Other Expense

We did not have any other expense for the years ended January 31, 2025 and January 31, 2024.

Income Taxes

Income taxes expense for the years ended January 31, 2025, and January 31, 2024 were $1,430 and $1,345, respectively.

Net Income (Loss)

Net income (loss) for the years ended January 31, 2025, and 2024 were $(252,221) and $(261,372), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Our auditor’s report on our January 31, 2025 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “January 31, 2025 Audited Financial Statements.”

As of January 31, 2025, we had $9,089 in cash compared to $9,647 in cash as of January 31, 2024. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $1,422,134. As at January 31, 2025, the Company had a working capital deficit of $929,357.

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

We expect to incur marketing and professional and administrative expenses as well as expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

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

Cash flows from Operating Activities

Cash flows used by operating activities during the year ended January 31, 2025 amounted to $122,384 as compared with $64,628 for the year ended January 31, 2024.

Cash flows from Investing Activities

Cash flows used in investing activities during the year ended January 31, 2025 amounted to $15,225 as compared with $15,225 for the year ended January 31, 2024. Our investing activities in 2025 consisted of costs incurred in the development of intellectual property $15,225. Our investing activities in 2024 consisted of costs incurred in the development of intellectual property $15,225.

Cash flows from Financing Activities

Cash flows provided by financing activities during the year ended January 31, 2025 amounted to $137,051 as compared with $76,750 for the year ended January 31, 2024. Our positive cash flow in 2025 consisted of net proceeds from short-term loans of $137,150. Our positive cash flow in 2024 consisted of net proceeds from short term loans of $51,750 and proceeds from the sale of shares $25,000.

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

We will need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, our available cash will be insufficient to satisfy our cash requirements under our present operating expectations. Other than working capital and advances received from related parties and funds received pursuant to securities purchase agreements, we presently have no other significant alternative source of working capital. We have used these funds to fund our operating expenses, pay our obligations and grow our company. We will need to raise significant additional capital to fund our operations and to provide working capital for our ongoing operations and obligations. Therefore, our future operation is dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to cease our operations. To date, we have not considered this alternative, nor do we view it as a likely occurrence.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $252,221 for the year ended January 31, 2025, and a net loss of $261,372 for the year ended January 31, 2024. The Company had accumulated deficits of $1,422,134 as of January 31, 2025, and accumulated deficits of $1,169,913 as of January 31, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of January 31, 2025.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2025 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2025 based on the COSO framework criteria. Management has identified control deficiencies as follows:

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended January 31, 2025 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended January 31, 2025 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the year ended January 31, 2025, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our current executive officers and directors as of May 16, 2025.

Name	Age	Position
Michael Rosen	57	Chief Executive Officer, President, Chief Financial officer, Secretary, Treasurer, and Chairman of the Board of Directors

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

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors (“Board”) is primarily responsible for overseeing our risk management processes on behalf of the Company. The Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. In addition, the Board focuses on the most significant risks facing our company and our company’s general risk management strategy and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers’ Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by the Company during the fiscal years ended January 31, 2025 and January 31, 2024, in all capacities for the accounts of our executive officers, including the Chief Executive Officer.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
		$	$	$	$	$	$	$
Michael Rosen	2025	0	0	0	0	0	0	0
CEO, President, CFO, Secretary, Treasurer	2024	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year End

The Company did not issue equity awards during the year ended January 31, 2025.

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

Compensation of Directors

We have no non-executive directors. Our sole director did not earn compensation for the years ended January 31, 2025 and 2024.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of May 15, 2025, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The address for each person is c/o Kindcard, Inc., 1001 Yamato Road, #100, Boca Raton, Florida, 33431.

	Common Stock Beneficially	Percentage of Common Stock
Name of Beneficial Owner	Owned	(1)
Michael Rosen and affiliated persons and entities (2) (3)	49,000,000	49.91%
Brian Schultz	7,250,000	7.39%
Nicholas Cardoso	6,500,000	6.62%
All Executive Officers and Directors as a group (1 person)	62,750,000	63.92%

*	Less than 1%

(1)

Based on 98,170,000 shares of common stock outstanding as of May 15, 2025. Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of May 15, 2025. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

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

Transactions with Related Persons

During the year ended January 31, 2025, our CEO, Michael Rosen, paid Company expenses in the aggregate amount $90,037 on behalf of the Company. The total amount owed by the Company to our CEO as of January 31, 2025 was $386,805 and January 31, 2024 was $296,498.

On September 15, 2023, the Company issued a 1% Convertible Promissory Note in the amount of $296,497.87 (the “Note”) to RMR Management Group LLC (“RMR”) in exchange for full and final settlement of an aggregate amount of $296,497.87 previously loaned by RMR to the Company. The Note is convertible at the RMR’s option into shares of common stock of the Company at a per share conversion price of $0.01. RMR is a company owned and controlled by the Company’s CEO. As of January 31, 2025 $2,248 in interest has been accrued for a total balance of $298,745.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table summarizes the fees of Victor Mokuolu, CPA, PLLC our independent registered public accounting firm billed for each of the last two fiscal years for audit services and other services:

Fee Category	2025	2024
Victor Mokuolu, CPA, PLLC	$16,000	16,000
Tax Fees Paid to Elizabeth A Dunn CPA, PA (2)	$3,000	-
All Other Fees	-	-

Total Fees	$19,000	$16,000

(1)	Consists of fees for professional services rendered in connection with the financial statements included in our Annual Report on Form 10-K and quarterly reports on Form 10-Q.

(2)	Consists of fees relating to any tax compliance and tax planning.

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

Kindcard, Inc.

Dated: May 16, 2025	By:	/s/ Michael Rosen
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

Signature	Title	Date

/s/ Michael Rosen	Chief Executive Officer, President, Chief Financial Officer, and Director	May 16, 2025
Michael Rosen	(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

Kindcard, Inc. and Subsidiaries

Consolidated Financial Statements

Year Ended January 31, 2025 and 2024

Kindcard, Inc. and Subsidiaries

Consolidated Financial Statements

Year Ended January 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

KindCard, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KindCard, Inc. and Subsidiaries (the Company) as of January 31, 2025, and January 31, 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period  ended January 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2025, and January 31, 2024, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered recurring losses from operations. As of January 31, 2025, the Company had a working capital deficit of $929,357 and had an accumulated deficit of $1,422,134. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Company’s governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2023.

Houston, Texas

May 16, 2025 PCAOB ID: 6771

 Kindcard, Inc. and Subsidiaries

Consolidated Balance Sheets

	January 31, 2025	January 31, 2024
Assets
Current Assets:
Cash	$9,089	$9,647
Accounts receivable, net - unbilled	34,728	20,557
Prepaid expenses	-	17,550
Total Current Assets	43,817	47,754
Property, plant and equipment, net	2,237	6,127
Intangible Assets, net	39,964	108,725
Total Other Assets	42,201	114,852
Total Assets	$86,018	$162,606
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$303,970	$267,435
Accrued interest	43,296	19,358
Accrued payroll and tax expenses	11,536	13,595
Due to related party	386,805	296,498
Notes payable	221,646	198,840
Current portion SBA loan	5,921	8,772
Total Current Liabilities	973,174	804,498
Long-term Liabilities
Accrued interest long term portion	9,337	2,380
SBA loan	150,000	150,000
Total Long-term Liabilities	159,337	152,380
Total Liabilities	1,132,511	956,878
Commitments and Contingencies (Note 9)	-	-
Stockholders’ Deficit
Common Stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 98,170,000 of common stock as of January 31, 2025 (January 31, 2024 –98,170,000)	98,170	98,170
Additional Paid In Capital	277,471	277,471
Accumulated Deficit	(1,422,134)	(1,169,913)
Total Stockholders’ Deficit	(1,046,493)	(794,272)
Total Liabilities and Stockholders’ Deficit	$86,018	$162,606

The accompanying notes are an integral part of these consolidated financial statements

Kindcard, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended
	January 31, 2025	January 31, 2024
Revenue	$405,869	$461,843
Other Revenue	5,000	25,000
Total Revenue	410,869	486,843
Cost of Sales	(97,278)	(96,962)
Total Cost of Sales	(97,278)	(96,962)
Gross Profit	313,591	389,881
Operating Expenses
General & Administrative Expenses	484,191	576,082
Depreciation and Amortization	80,191	73,826
Total Operating Expenses	564,382	649,908
Net Loss from Operations	(250,791)	(260,027)
Net Loss before income tax	$(250,791)	$(260,027)
Provision for Income taxes	1,430	1,345
Net Loss	$(252,221)	$(261,372)
Net Loss Per Common Share – Basic and Diluted	$-	$-
Weighted Average Number of Common Shares Outstanding – Basic and Diluted	98,170,000	97,679,589

The accompanying notes are an integral part of these consolidated financial statements

Kindcard, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

 For the years ended January 31, 2025 and 2024

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance at January 31, 2023	96,945,000	$96,945	$152,051	$(908,541)	$(659,545)
Shares issued for cash	500,000	500	24,500	-	25,000
Shares issued for services	725,000	725	100,920	-	101,645
Net loss for year ended January 31, 2024	-	-	-	(261,372)	(261,372)
Balance at January 31, 2024	98,170,000	$98,170	$277,471	$(1,169,913)	$(794,272)
Net loss for year ended January 31, 2025	-	-	-	(252,221)	(252,221)
Balance, January 31, 2025	98,170,000	$98,170	$277,471	$(1,422,134)	$(1,046,493)

The accompanying notes are an integral part of these consolidated financial statements

 Kindcard, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	January 31, 2025	January 31, 2024
Cash Flows from Operating Activities:
Net loss	$(252,221)	$(261,372)
Adjustments to reconcile net loss to net Cash used by operations
Stock issued for services	-	101,645
Depreciation and amortization - cost of goods sold	7,685	8,596
Depreciation and amortization - operations	80,191	73,826
Bad debt reserve	179	-
	88,055	184,067
Decrease (increase) in operating assets/liabilities
Accounts receivable, net - unbilled	(14,350)	24,148
Prepaid expenses	17,550	29,399
Accounts payable	36,535	15,868
Accrued expenses	2,047	(31,738)
Deferred revenue	-	(25,000)
Total Adjustments	129,837	196,744
Net cash (used in) provided by operating activities	(122,384)	(64,628)
Cash flows from investing activities
Costs incurred to develop intellectual property	(15,225)	(15,225)
Net cash used in investing activities	(15,225)	(15,225)
Cash flows from financing activities
Shares issued for cash	-	25,000
Proceeds from related party loan	90,307	-
Proceeds from notes payable, net	46,744	51,750
Net cash provided by financing activities	137,051	76,750
Net cash (decrease) increase for the year	(558)	(3,103)
Cash at beginning of year	9,647	12,750
Cash at end of year	$9,089	$9,647
Supplemental disclosures:
Non-cash investing & financing activities:
Common Stock issued in exchange for services	$-	$52,650

The accompanying notes are an integral part of these consolidated financial statements

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2025

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

KindCard, Inc. (f/k/a MWF Global Inc.) (the “Company”) was incorporated in the State of Nevada on November 18, 2016, and established a fiscal year end of January 31. On June 7, 2021, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Kindcard, Inc., a Massachusetts corporation (“KindCard MA”) and Croesus Holdings Corp, a Massachusetts corporation (“Croesus” and together with Kindcard MA, the “Seller”), pursuant to which the Company acquired (i) all of the intellectual property and operational assets (collectively, the “Assets”) of the Tendercard Division of Croesus. On July 9, 2021, the Company filed a Certificate of Amendment to Articles of Incorporation (the “Certificate”) with the State of Nevada to effectuate a name change (the “Name Change”). As a result of the Name Change, the Company’s name changed from “MWF Global Inc.” to “Kindcard, Inc.”. On August 26, 2021, Tendercard, Inc., a wholly owned subsidiary of the Company, was incorporated by the Company in the State of Nevada. On January 14, 2022, Deb, Inc., a wholly owned subsidiary of the Company, was incorporated by the Company in the State of Nevada. Our symbol on OTC Markets is KCRD, CUSIP number is 49452K105.

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

Going concern

These financial statements have been prepared assuming the Company will be able to continue as a going concern. To date, the Company has generated revenues from its business operations and has incurred accumulated operating losses of $1,422,134. At January 31, 2025, the Company has a working capital deficit of $929,357 and a net loss of $252,221 for the year ended January 31, 2025. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern from a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of January 31, 2025, the Company has issued 98,170,000 shares of common stock issued and outstanding. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2025

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

Prepaid expenses

The Company issued 675,000 shares of common stock in exchange for certain business, operations, and financial advisory services provided to the Company pursuant to agreements dated June 6, 2023 The shares were issued at $0.078 ($52,650) based on the fair value of the award at the reporting date. The Company issued 1,000,000 shares of common stock in exchange for certain business, operations, and financial advisory services provided to the Company pursuant to agreements dated December 12, 2022 and (see note 10). The shares were issued at $0.0054 per share ($53,656) based on the current weighted average cost per share calculated using subsequent share prices issued for cash given as the Company did not have an active trading market, with a par value of $0.001 per share. $106,306 in consulting fees has been accrued over the life of the twelve-month agreements with $0.00 and $17,550 recorded as prepaid expense at January 31, 2025 and January 31, 2024.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2025

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant, and Equipment” the Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is determined regarding a long-lived asset if its carrying amount is not recoverable and exceeds its fair value. The carrying amount is not recoverable when it exceeds the sum of the undiscounted cash flows expected to result from use of the asset over its remaining useful life and final disposition. The Company did not record any impairments during the years ended January 31, 2025 and January 31, 2024.

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

Revenue is recognized when all of the following criteria are met:

(i) Identification of the contract, or contracts, with a customer (ii) Identification of the performance obligations in the contract (iii) Determination of the transaction price (iv) Allocation of the transaction price to the performance obligations in the contract (v) Recognition of revenue when, or as, we satisfy performance obligation

The Company currently offers the following products and services:

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

Tendercard Program – Tendercard, Inc., our wholly owned subsidiary, provides a stored value point of sale gift card processing solution to small and mid-sized businesses within the North American retail market. The Company’s proprietary host-based program provides real time data and accurate records of all activity related to the gift card processing account and the related monthly reporting. Fixed monthly service fee revenues are recorded monthly. Fixed annual service fee revenues are collected in arrears and recorded as accrued revenue.

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2025

Revenue Recognition (continued)

Other Revenue is related to a non-refundable fee recorded in the first quarter of fiscal year ended January 31, 2023, $25,000 was recorded as Other Revenue at January 31, 2023 with the remaining $25,000 amortized over the remainder of the initial contract term which was two years, ending January 31, 2024 and a non-refundable fee of $5,000 recorded as Other Revenue at January 31, 2025.

	For the years ended January 31,
	2025	2024

Cash Pickup Commission Revenue	$27,151	$79,899

Tendercard Program Revenue	$378,718	$381,944

Other Revenue	$5,000	25,000

Total Program Revenue	$410,869	$486,843

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

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive instruments in the Company. There are no common stock equivalents at January 31, 2025 or January 31, 2024.

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2025

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

Fees are collected in arrears resulting in accounts receivable, net – unbilled and are recorded as accrued revenue at the end of each month. There are $34,728 and $20,557 in accounts receivable net of $179 and $0.00 allowances at January 31, 2025 and January 31, 2024, respectively.

NOTE 3 – PROPERTY AND EQUIPMENT, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Property and equipment, net consists of the following at:

	January 31,	January 31,
	2025	2024
Merchandise and equipment: Vault	$10,000	$10,000
Merchandise and equipment: Office Equipment	4,286	4,286
Merchandise and equipment: IT Equipment	4,945	4,945
Total Cost	$19,231	$19,231
Less: accumulated depreciation	(16,994)	(13,104)
Property and equipment, net	$2,237	$6,127

Depreciation expense amounted to $3,890 and $5,627 with $2,241 and $5,443 reclassified as cost of goods sold at January 31, 2025 and January 31, 2024, respectively. Please note that certain balances were reclassified for presentation and for consistency.

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2025

NOTE 4 – INTANGIBLE ASSETS

Intangible assets

Intangible assets are comprised of customer relationships and brands acquired in a business combination specifically related to the Company’s Tendercard division (see Note 2) and also comprised of development costs for its proprietary payment processing “DEB Platform” through the Company’s wholly owned subsidiary, Deb, Inc. The Company amortizes intangible assets with a definitive life over their respective useful lives of 3-5 years. Assets with indefinite lives are tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company did not note any impairment at January 31, 2025 and January 31, 2024, respectively.

On December 21, 2021 the Company entered into a contract to develop its proprietary payment processing DEB Platform. The platform is currently in testing, is anticipated to go into production in the fourth quarter of FY 2025 and is depreciated over 3 - 5 years.

	January 31,	January 31,
	2025	2024
Definite-lived intangible assets
Technology: DEB Platform	$239,435	$224,210
Technology: Tendercard Program	3,200	3,200
Customer Lists	9,900	9,900
Website	5,200	5,200
Trade Name	2,800	2,800
Total	260,535	245,310
Less: accumulated amortization	(220,571)	(136,585)
Definite-lived intangible assets, net	$39,964	$108,725

The following is the future estimated amortization expense related to intangible assets as of January 31, 2025:

Year ending January 31,
2026 -	$23,469
2027 -	11,420
2028 -	5,075
Total -	$39,964

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2025

NOTE 5 – CURRENT LIABILITIES

Accounts Payable

Accounts Payable is comprised of trade payables of $303,970 and $267,435 at January 31, 2025 and January 31, 2024, respectively.

Accrued Payroll & Tax Expenses

Balance consists of Accrued Salaries & Wages $6,423 and 6,042, Accrued Payroll Tax $1397 and $303, Payroll Tax Payable of $0.00 and $5,905, Accrued Income Taxes of $3,687 and $1,345 and Sales Tax Payable of $29 and $0.00 at January 31, 2025 and January 31, 2024 respectively.

Accrued Interest

Balance consists of accrued interest notes payable of $38,335 and $18,742, accrued interest Due to Related Party of $4,963 and $615, and short-term portion of accrued interest SBA loan of $5,921 and $8,772 at January 31, 2025 and January 31, 2024.

NOTE 6 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

Due to recurring losses, the Company’s tax provision for the years ended January 31, 2025 and 2024 was $0.

	January 31, 2025	January 31, 2024

Net loss before income taxes per financial statements	$(250,791)	$(260,027)
Income tax rate	21%	21%
Income tax recovery	(52,666)	(54,606)
Valuation allowance change	52,666	54,606

Provision for income taxes	$-	$-

The significant component of deferred income tax assets at January 31, 2025 and 2024, is as follows:

	January 31, 2025	January 31, 2024
Net operating loss carry-forward	$596,473	$245,682
Valuation allowance	(596,473)	$(245,682)

Net deferred income tax asset	$-	$-

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2025

NOTE 6 – INCOME TAXES (continued)

The provision for income taxes for 2025 and 2024, consisted of the following:

	January 31, 2025	January 31, 2024
Federal
Current	$-	$-
Deferred	-	-
Total	$-	$-

State
Current	$1,430	$1,345
Deferred	-	-
Total	$1,430	$1,345

Foreign
Current	$-	$-
Deferred	-	-
Total	$-	$-
Provision for Income Taxes	$1,430	$1,345

A reconciliation of the provision for income taxes to the amount by applying the statutory federal income tax rate (21% for 2025 and 2024) to income before provision to income taxes for 2025 and 2024 is as follows:

	January 31, 2025	January 31, 2024
Computed expected tax	$-	-
State taxes, net of federal effect	1,256	1,256
Impacts of the Act	-	-
Earnings of foreign subsidiaries	-	-
Foreign-derived intangible income deduction	-	-
Research and development credit, net	-	-
Excess tax benefits from equity awards	-	-
Other-Penalties and Interest	174	89
Provision for Income Taxes	$1,430	$1,345

NOTE 7 – DUE TO RELATED PARTY

On September 15, 2023, the Company issued a 1% Convertible Promissory Note in the amount of $296,498 (the “Note”) to RMR Management Group LLC (“RMR”) in exchange for full and final settlement of an aggregate amount of $296,498 previously loaned by RMR to the Company. The Note is convertible at the RMR’s option into shares of common stock of the Company at a per share conversion price of $0.01. As of January 31, 2025, $2,248 in interest has been accrued. RMR is a company owned and controlled by the Company’s CEO.

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2025

NOTE 7 – DUE TO RELATED PARTY (continued)

On May 1, 2024, the Company issued a Promissory Note in the amount of $24,669 to RMR in exchange for expenses paid and funds previously loaned to the company. RMR is a company owned and controlled by the Company’s CEO. The loan is unsecured with an interest rate of 10% per annum and a maturity date of December 31, 2024. As of January 31, 2025 the loan was extended to December 31, 2025 and $2,055 in interest has been accrued for a total balance of $26,724.

On May 17, 2024, the Company issued a 6% Promissory Note in the amount of $75,000 to RMR Management Group LLC (“RMR”) in consideration for a $75,000 loan from RMR to the Company. RMR is a company owned and controlled by the Company’s CEO, Michael Rosen. The loan is unsecured with an interest rate of 6% per annum, monthly installments consisting of principal and interest in the amount of $4,541 beginning June 5, 2024, and a maturity date of November 16, 2025. As of January 31, 2025, $375 in interest has been accrued and $33,333 in payments have been made for a total balance of $42,042.

During the year ended January 31, 2025 RMR loaned an additional $37,505 to the Company in the form of short-term loans with interest rates ranging from 6% to 10% per annum with a maturity date of December 31, 2024. As of January 31, 2025 the loans have been extended to December 31, 2025, $284 in interest has been accrued and $13,533 in payments have been made for a total balance of $24,256. RMR is a company owned and controlled by the Company’s CEO, Michael Rosen.

The total amount owed to the Company’s CEO as of January 31, 2025 and January 31, 2024 was $386,805 and $296,498 with accrued interest of $4,963 and $615, respectively.

NOTE 8 – LOANS

SBA Loan

The balance consists of Small Business Administration Economic Disaster Injury Loan assumed in the acquisition of Kindcard on June 7, 2021, with a principal balance of $150,000 and $3,160 accrued interest for a total balance of $153,160. An additional $18,793 of interest was accrued and $7,894 in installments payments have been made as of January 31, 2025, for a total balance of $164,059. The term of the note is 30 years with an interest rate of 3.75% per annum, installment payments of $731 began April 14, 2023, and consist of interest only for the first thirty months. On March 15, 2024, the Company entered into an SBA accommodation plan with a twelve months of reduced installment payments of $73, as of March 15, 2025 the accommodation plan has been extended for an additional six months with installment payments of $366.

Year ending January 31,

2026:	$-
2027:	-
2028:	2,850
2029:	2,958
2030:	3,072
Thereafter	141,120
Total future minimum loan payments	$150,000

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2025

NOTE 8 – LOANS (continued)

Notes Payable

Loans payable consist of $221,646 and $198,840 in short term loans payable at January 31, 2025 and January 31, 2024. These loans with non-related parties are unsecured and have interest rates ranging from 7% to 12% per annum and maturity dates within one to twelve months.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On May 25, 2022, the Company and an advisor entered into an Advisory Agreement related to the development, design and build of its compliance and state licensing program related to the Company’s Deb Platform. The initial term of the agreement is six months at a rate of $5,000 per month ($30,000) with an option to renew on a month-to-month basis thereafter. The contract includes a stock grant allowing the advisor the opportunity to earn up to a total of 1,000,000 shares of common stock (the “Shares”) of the Company to be issued one year from the effective date of the agreement subject to approval by the Company’s Board of Directors and the achievement of certain mutually agreed goals and objectives. Effective January 31, 2023, the agreement has been suspended and placed on hold by the parties until the Company’s Deb Platform has been released, and, accordingly, the parties have agreed to cease accruing the monthly cash fees due under the agreement. Total fees earned of $40,000 in consulting fees have been recorded as of January 31, 2023, with $7,500 in accrued expenses expected to be paid in the second quarter of FY 2025. As of January 31, 2025, none of the Shares have been issued. In the event that the current suspension / hold status of the agreement is removed, the Shares could be potentially earned by and issued to the advisor in the future subject to approval by the Company’s Board of Directors and the achievement of certain mutually agreed goals and objectives.

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

On September 15, 2023, the Company issued a 1% Convertible Promissory Note in the amount of $296,498 (the “Note”) to RMR Management Group LLC (“RMR”) in exchange for full and final settlement of an aggregate amount of $296,498 previously loaned by RMR to the Company. The Note is convertible at the RMR’s option into shares of common stock of the Company at a per share conversion price of $0.01. RMR is a company owned and controlled by the Company’s CEO, Michael Rosen. As of January 31, 2025 $2,248 in interest has been accrued for a total balance of $298,745.

On May 1, 2024, the Company issued a Promissory Note in the amount of $24,669 to RMR in exchange for expenses paid and funds previously loaned to the company. RMR is a company owned and controlled by the Company’s CEO. The loan is unsecured with an interest rate of 10% per annum and a maturity date of December 31, 2024. As of January 31, 2025 the loan was extended to December 31, 2025 and $2,055 in interest has been accrued for a total balance of $26,724.

During the year ended January 31, 2025 RMR loaned an additional $37,505 to the Company in the form of short-term loans with interest rates ranging from 6% to 10% per annum with a maturity date of December 31, 2024. As of January 31, 2025 the loans have been extended to December 31, 2025, $284 in interest has been accrued and $13,533 in payments have been made for a total balance of $24,256. RMR is a company owned and controlled by the Company’s CEO, Michael Rosen.

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2025

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

NOTE 11 – RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Cash Flows for fiscal year ended January 31, 2025, to reclassify Depreciation and Amortization and Depreciation and amortization - cost of goods sold.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluates events that occur after the period’s end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through the date these financial statements are issued and has determined that no subsequent events require disclosure in these financial statements.

