Form 10-Q
period 2025-04-30
Kindcard, Inc.
filed 2025-06-16
CIK 1696025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

As of June 16, 2025, there were 98,170,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Kindcard, Inc. and Subsidiaries

Condensed Consolidated Financial Statements

April 30, 2025

(Unaudited)

3

Kindcard, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	April 30, 2025	January 31, 2025
Assets
Current Assets:
Cash	$10,012	$9,089
Accounts receivable, net - unbilled	20,646	17,728
Unbilled Revenue, net	29,750	17,000
Total Current Assets	60,408	43,817
Property, plant and equipment, net	1,610	2,237
Intangible Assets, net	22,137	39,964
Total Other Assets	23,747	42,201
Total Assets	$84,155	$86,018
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$320,754	$303,970
Accrued interest	50,814	43,296
Accrued payroll and tax expenses	10,222	11,536
Due to related party	365,343	386,805
Notes payable	272,754	221,646
Current portion SBA loan interest	7,310	5,921
Total Current Liabilities	1,027,197	973,174
Long-term Liabilities
Accrued interest long term portion	8,515	9,337
SBA loan	150,000	150,000
Total Long-term Liabilities	158,515	159,337
Total Liabilities	1,185,712	1,132,511
Commitments and Contingencies - See Note 9	-	-
Stockholders’ Deficit
Common Stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 98,170,000 shares of common stock as of April 30, 2025 (January 31, 2025 –98,170,000)	98,170	98,170
Additional Paid In Capital	277,471	277,471
Accumulated Deficit	(1,477,198)	(1,422,134)
Total Stockholders’ Deficit	(1,101,557)	(1,046,493)
Total Liabilities and Stockholders’ Deficit	$84,155	$86,018

The accompanying notes are an integral part of these condensed consolidated financial statements

Kindcard, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended April, 30
	2025	2024
Revenue	$85,591	$85,053
Total Revenue	85,591	85,053
Cost of Sales	(19,772)	(22,135)
Total Cost of Sales	(19,772)	(22,135)
Gross Profit	65,819	62,918
Operating Expenses
General & Administrative Expenses	104,417	133,354
Depreciation & Amortization	16,466	19,096
Total Operating Expenses	120,883	152,450
Net Loss	$(55,064)	$(89,532)
Net Loss Per Common Share – Basic and Diluted	$-	$-
Weighted Average Number of Common Shares Outstanding – Basic and Diluted	98,170,000	98,170,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Kindcard, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Deficit

 For the three months ended April 30, 2025

(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2025	98,170,000	$98,170	$277,471	$(1,422,134)	$(1,046,493)
Net loss for period ended April 30, 2025		-	-	(55,064)	(55,064)
Balance, April 30, 2025	98,170,000	$98,170	$277,471	$(1,477,198)	$(1,101,557)

For the three months ended April 30, 2024

(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2024	98,170,000	$98,170	$277,471	$(1,169,913)	$(794,272)
Net loss for period ended April 30, 2024		-	-	(89,532)	(89,532)
Balance, April 30, 2024	98,170,000	$98,170	$277,471	$(1,259,445)	$(883,804)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Kindcard, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	April 30,	April 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(55,064)	$(89,532)
Adjustments to reconcile net loss to net Cash used by operations
Depreciation and amortization - cost of goods sold	1,988	1,922
Depreciation and amortization - operations	16,466	19,096
Decrease (increase) in operating assets/liabilities
Accounts receivable, net - unbilled	(2,918)	559
Unbilled revenue	(12,750)	-
Prepaid expenses	-	13,162
Accounts payable	16,783	26,888
Accrued expenses	(1,314)	(710)
Total Adjustments	18,255	60,917
Net cash (used in) provided by operating activities	(36,809)	(28,615)
Cash flows from financing activities
Proceeds from and repayments of related party loan	(15,222)	25,686
Proceeds from notes payable, net	52,954	3,633
Net cash provided by financing activities	37,732	29,319
Net cash (decrease) increase for the period	923	704
Cash at beginning of period	9,089	9,647
Cash at end of period	$10,012	$10,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

April 30, 2025

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

Going concern

These financial statements have been prepared assuming the Company will be able to continue as a going concern. To date, the Company has generated revenues from its business operations and has incurred accumulated operating losses of $1,477,198. At April 30, 2025, the Company has a working capital deficit of $966,789 and a net loss of $55,064 for the period ended April 30, 2025. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern from a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of April 30, 2025, the Company has 98,170,000 shares of common stock issued and outstanding. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

April 30, 2025

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant, and Equipment” the Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is determined regarding a long-lived asset if its carrying amount is not recoverable and exceeds its fair value. The carrying amount is not recoverable when it exceeds the sum of the undiscounted cash flows expected to result from use of the asset over its remaining useful life and final disposition. The Company did not record any impairments during the periods ended April 30, 2025 and April 30, 2024.

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

April 30, 2025

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

Cash Pickup –Deb, Inc., our wholly owned subsidiary, provides cash pick up services for the retail and wholesale merchants the within the North American retail market through a strategic partnership agreement, per the agreement Deb, Inc.’s partner is responsible for all aspects of the cash pickup service performance obligations. Once performance obligations have been met by the partner Deb, Inc. receives commission revenues in the following month which are recorded as earned over the life of these multiyear contracts.

Tendercard Program –Tendercard, Inc., our wholly owned subsidiary, provides a stored value point of sale gift card processing solution to small and mid-sized businesses within the North American retail market. The Company’s proprietary host-based program provides real time data and accurate records of all activity related to the gift card processing account and the related monthly reporting. Fixed monthly service fee revenues are recorded monthly. Fixed annual service fee revenues are collected in arrears and recorded as accrued revenue.

	For the three months ended April 30,
	2025	2024

Cash Pickup Commission Revenue	$750	$15,386

Tendercard Program Revenue	$84,841	$69,667

Other Revenue	$-	$-

Total Program Revenue	$85,591	$85,053

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

April 30, 2025

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

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive instruments in the Company. There are no common stock equivalents at April 30, 2025 or April 30, 2024.

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

Fees are collected in arrears resulting in accounts receivable, net – unbilled and are recorded as accrued revenue at the end of each month. There are $21,160 and $17,907 in accounts receivable net of $514 and $179 allowances at April 30, 2025 and January 31, 2025, respectively.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

April 30, 2025

NOTE 3 – UNBILLED RECEIVABLES, net

Unbilled receivables, net represents the balance of recoverable costs comprised of revenue recognized on contracts for which billings have not been presented to the customer because the amounts were earned but not contractually billable at the balance sheet date. These amounts include expected annual contract fees and have been accrued over the twelve month period based on prior year receipts. There are $29,750 and $17,000 unbilled receivables at April 30, 2025 and January 31, 2025, respectively. Please note that certain balances were reclassified for presentation and for consistency.

NOTE 4 – PROPERTY AND EQUIPMENT, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Property and equipment, net consists of the following at:

	April 30,	January 31,
	2025	2025
Merchandise and equipment: Vault	$10,000	$10,000
Merchandise and equipment: Office Equipment	4,286	4,286
Merchandise and equipment: IT Equipment	4,945	4,945
Total Cost	$19,231	$19,231
Less: accumulated depreciation	(17,621)	(16,994)
Property and equipment, net	$1,610	$2,237

Depreciation expense amounted to $628 and $3,890 with $627 and $2,241 reclassified as cost of goods sold at April 30, 2025 and January 31, 2025, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets

Intangible assets are comprised of customer relationships and brands acquired in a business combination specifically related to the Company’s Tendercard division (see Note 2) and also comprised of development costs for its proprietary payment processing “DEB Platform” through the Company’s wholly owned subsidiary, Deb, Inc. The Company amortizes intangible assets with a definitive life over their respective useful lives of 3-5 years. Assets with indefinite lives are tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company did not note any impairment at April 30, 2025 and January 31, 2025, respectively.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

April 30, 2025

NOTE 5 – INTANGIBLE ASSETS (continued)

On December 21, 2021 the Company entered into a contract to develop its proprietary payment processing DEB Platform. The platform is currently in testing, is anticipated to go into production in the second quarter of FY 2026 and is depreciated over 3 - 5 years.

	April 30,	January 31,
	2025	2025
Definite-lived intangible assets
Technology: DEB Platform	$239,435	$239,435
Technology: Tendercard Program	3,200	3,200
Customer Lists	9,900	9,900
Website	5,200	5,200
Trade Name	2,800	2,800
Total	260,535	260,535
Less: accumulated amortization	(238,398)	(220,571)
Definite-lived intangible assets, net	$22,137	$39,964

The following is the future estimated amortization expense related to intangible assets as of April 30, 2025:

Year ending January 31,
2026 -	$12,410
2027 -	8,458
2028 -	1,269
Total -	$22,137

NOTE 6 – CURRENT LIABILITIES

Accounts Payable

Accounts Payable is comprised of trade payables of $320,754 and $303,970 at April 30, 2025 and January 31, 2025, respectively.

Accrued Payroll & Tax Expenses

Balance consists of Accrued Salaries & Wages $6,042 and 6,423, Accrued Payroll Tax $462 and $1,397, Accrued Income Taxes of $3,687 and $3,687 and Sales Tax Payable of $31 and $29 at April 30, 2025 and January 31, 2025 respectively.

Accrued Interest

Balance consists of accrued interest notes payable of $44,574 and $38,335, accrued interest Due to Related Party of $6,240 and $4,963, and short-term portion of accrued interest SBA loan of $7,310 and $5,921 at April 30, 2025 and January 31, 2025.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

April 30, 2025

NOTE 7 – DUE TO RELATED PARTY

On September 15, 2023, the Company issued a 1% Convertible Promissory Note in the amount of $296,498 (the “Note”) to RMR Management Group LLC (“RMR”) in exchange for full and final settlement of an aggregate amount of $296,498 previously loaned by RMR to the Company. The Note is convertible at the RMR’s option into shares of common stock of the Company at a per share conversion price of $0.01. As of April 30, 2025, $2,645 in interest has been accrued. RMR is a company owned and controlled by the Company’s CEO.

On May 1, 2024, the Company issued a Promissory Note in the amount of $24,669 to RMR in exchange for expenses paid and funds previously loaned to the company. RMR is a company owned and controlled by the Company’s CEO. The loan is unsecured with an interest rate of 10% per annum and a maturity date of December 31, 2024. As of January 31, 2025 the loan was extended to December 31, 2025 and $2,656 in interest has been accrued for a total balance of $27,325.

On May 17, 2024, the Company issued a 6% Promissory Note in the amount of $75,000 to RMR Management Group LLC (“RMR”) in consideration for a $75,000 loan from RMR to the Company. RMR is a company owned and controlled by the Company’s CEO, Michael Rosen. The loan is unsecured with an interest rate of 6% per annum, monthly installments consisting of principal and interest in the amount of $4,541 beginning June 5, 2024, and a maturity date of November 16, 2025. As of April 30, 2025, $375 in interest has been accrued and $45,833 in payments have been made for a total balance of $29,542.

During the period ended January 31, 2025 RMR loaned an additional $37,505 to the Company in the form of short-term loans with interest rates ranging from 6% to 10% per annum with a maturity date of December 31, 2024. As of January 31, 2025 the loans have been extended to December 31, 2025. In the period ended April 20, 2025 RMR loaned an additional $7,967 to the Company $754 in interest has been accrued and $30,652 in payments have been made for a total balance of $15,574. RMR is a company owned and controlled by the Company’s CEO, Michael Rosen.

The total amount owed to the Company’s CEO as of April 30, 2025 was $365,344 and January 31, 2025 was $386,805 with accrued interest of $6,239 and $4,963, respectively.

NOTE 8 – LOANS

SBA Loan

The balance consists of Small Business Administration Economic Disaster Injury Loan assumed in the acquisition of Kindcard on June 7, 2021, with a principal balance of $150,000 and $3,160 accrued interest for a total balance of $153,160. An additional $20,779 of interest was accrued and $8,114 in installments payments have been made as of April 30, 2025, for a total balance of $165,825. The term of the note is 30 years with an interest rate of 3.75% per annum, installment payments of $731 began April 14, 2023, and consist of interest only for the first thirty months. On March 15, 2024, the Company entered into an SBA accommodation plan with a twelve months of reduced installment payments of $73, as of March 15, 2025 the accommodation plan has been extended for an additional six months with installment payments of $366.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

April 30, 2025

NOTE 8 – LOANS (continued)

SBA Loan (continued)

Year ending January 31,

2026:	$-
2027:	6,579
2028:	8,772
2029:	8,772
2030:	8,772
Thereafter	117,105
Total future minimum loan payments	$150,000

Notes Payable

Loans payable consist of $272,654 and $221,646 in short term loans payable at April 30, 2025 and January 31, 2025 These loans with non-related parties are unsecured and have interest rates ranging from 7% to 12% per annum and maturity dates within one to twelve months.

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

April 30, 2025

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

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

On May 1, 2024, the Company issued a Promissory Note in the amount of $24,669 to RMR in exchange for expenses paid and funds previously loaned to the company. RMR is a company owned and controlled by the Company’s CEO. The loan is unsecured with an interest rate of 10% per annum and a maturity date of December 31, 2024. As of January 31, 2025 the loan was extended to December 31, 2025 and $2,656 in interest has been accrued for a total balance of $27,325.

During the period ended January 31, 2025 RMR loaned an additional $37,505 to the Company in the form of short-term loans with interest rates ranging from 6% to 10% per annum with a maturity date of December 31, 2024. As of January 31, 2025 the loans have been extended to December 31, 2025. In the period ended April 20, 2025 RMR loaned an additional $7,967 to the Company $754 in interest has been accrued and $30,652 in payments have been made for a total balance of $15,574. RMR is a company owned and controlled by the Company’s CEO, Michael Rosen.

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

April 30, 2025

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

NOTE 11 – RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Cash Flows for fiscal year ended April 30, 2025, to reclassify Depreciation and Amortization and Depreciation and amortization - cost of goods sold.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended January 31, 2025, included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 filed on May 19, 2025 (the “Annual Report”) with the U.S. Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q contains forward looking statements, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

Results of Operations

For the three-month period ended April 30, 2025, we had revenues of $85,591 as compared to $85,053 in revenues for the three-month period ended April 30, 2024. Total Cost of Sales for the three-month period ended April 30, 2025 was $19,772 resulting in a Gross Profit of $65,819 as compared to Total Cost of Sales for the three-month period ended April 30, 2024 of $22,135 resulting in a Gross Profit of $62,918. Operating Expenses for the three-month period ended April 30, 2025 were $120,883 resulting in Net Loss of $55,064. The net loss for the three-month period ended April 30, 2025 is comprised of General and Administrative Expenses of $104,417, and Depreciation and Amortization of $16,466, as compared to the net loss for the three-month period ended April 30, 2024 of $89,532 which were comprised of General and Administrative Expenses of $133,354, and Depreciation and Amortization of $19,096. The changes in results of operations for the three-month period ended April 30, 2025 as compared to the three-month period ended April 30, 2024 are primarily a result of a decrease in Operating Expense for the three month period ended April 30, 2025.

Liquidity and Capital Resources

Although we have raised limited funds in the form of debt financing, we anticipate that until we generate more revenue, we will require additional financings in order to fully implement our plan of operations.

As of April 30, 2025 we had $10,012 in cash, $20,646 in Accounts Receivable, $29,750 in Unbilled revenue, net, and Other Assets of $23,747. Total liabilities as of April 30, 2025, were $1,027,197 compared to $973,174 in total liabilities at January 31, 2025. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status.

The total amount owed to the Company’s CEO as of April 30, 2025 was $365,343. The amounts due to related party consist of a 1% Convertible Promissory Note in the amount of $296,498 (the “Note”) to RMR Management Group LLC (“RMR”) and The Note is convertible at RMR’s option into shares of common stock of the Company at a per share conversion price of $0.01 with the remaining $68,845 unsecured with an interest rate of 10% and a maturity date of December 31, 2025. RMR is a company owned and controlled by the Company’s CEO.

The remaining balance consists of Accounts Payable of $320,754, Accrued Interest of $50,814, Accrued Payroll Expenses of $6,042, Accrued Tax Expense of $4,180, Notes Payable of $272,754, the Small Business Administration Economic Disaster Injury Loan assumed in the acquisition of Kindcard on June 7, 2021 current portion of $7,310, Accrued Interest long term portion of $8,515 and a principal balance of $150,000.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of April 30, 2025, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Kindcard, Inc.
(Registrant)

Date: June 16, 2025	By:	/s/ Michael Rosen
Michael Rosen
CEO, CFO, President, and Director
(Principal Executive Officer,
Principal Financial and Accounting Officer)

