Form 10-Q
period 2025-10-31
Kindcard, Inc.
filed 2025-12-22
CIK 1696025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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

As of December 19, 2025, there were 103,330,799 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Kindcard, Inc. and Subsidiaries

Condensed Consolidated Financial Statements

October 31, 2025

(Unaudited)

3

Kindcard, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	October 31, 2025	January 31, 2025
Assets
Current Assets:
Cash	$9,698	$9,089
Accounts receivable, net - unbilled	20,245	17,728
Unbilled Revenue, net	3,554	17,000
Total Current Assets	33,497	43,817
Property, plant and equipment, net	355	2,237
Intangible Assets, net	13,194	39,964
Total Other Assets	13,549	42,201
Total Assets	$47,046	$86,018
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$330,261	$293,900
Accrued interest	61,334	38,333
Accrued interest due to related party	7,686	4,963
Accrued payroll and tax expenses	10,335	11,536
Due to related party	318,900	396,875
Notes payable	347,960	221,646
Current portion SBA loan interest	7,310	5,921
Total Current Liabilities	1,083,786	973,174
Long-term Liabilities
Accrued interest long term portion	9,158	9,337
SBA loan	150,000	150,000
Total Long-term Liabilities	159,158	159,337
Total Liabilities	1,242,944	1,132,511
Commitments and Contingencies - See Note 9	-	-
Stockholders’ Deficit
Common Stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 103,330,799 shares of common stock as of October 31, 2025 (January 31, 2025 –98,170,000)	103,331	98,170
Additional Paid In Capital	401,330	277,471
Accumulated Deficit	(1,700,559)	(1,422,134)
Total Stockholders’ Deficit	(1,195,898)	(1,046,493)
Total Liabilities and Stockholders’ Deficit	$47,046	$86,018

The accompanying notes are an integral part of these condensed consolidated financial statements

Kindcard, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended October 31,		For the nine months ended October 31,
	2025	2024	2025	2024
Revenue	$97,711	$139,366	$274,232	$301,159
Other Revenue	-	-	-	5,000
Total Revenue	97,711	139,366	274,232	306,159
Cost of Sales	33,873	25,262	72,573	65,596
Total Cost of Sales	33,873	25,262	72,573	65,596
Gross Profit	63,838	114,104	201,659	240,563
Operating Expenses
General and Administrative Expenses	106,883	101,327	456,529	361,912
Depreciation and Amortization	1,836	20,365	23,555	59,826
Total Operating Expenses	108,719	121,692	480,084	(421,738)
Net Loss	(44,881)	(7,588)	(278,425)	(181,175)
Net Income Per Common Share – Basic and Diluted	$-	$-	-	$-
Weighted Average Number of Common Shares Outstanding
Basic and Diluted	101,984,504	98,170,000	100,740,947	98,170,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

 Kindcard, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Deficit

For the three and nine months ended October 31, 2025

(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2025	98,170,000	$98,170	$277,471	$(1,422,134)	$(1,046,493)
Net loss for period ended April 30, 2025	-	-	-	(55,064)	(55,064)
Balance, April 30, 2025	98,170,000	$98,170	$277,471	$(1,477,198)	$(1,101,557)
Shares issued for services	5,160,799	5,161	123,859	-	129,020
Net loss for period ended July 31, 2025	-	-	-	(178,480)	(178,480)
Balance, July 31, 2025	103,330,799	$103,331	$401,330	$(1,655,678)	$(1,151,017)
Net loss for period ended October 31, 2025	-	-	-	(44,881)	(44,881)
Balance, October 31,2025	103,330,799	$103,331	$401,330	$(1,700,559)	$(1,195,898)

For the three and nine months ended October 31, 2024

(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2024	98,170,000	$98,170	$277,471	$(1,169,913)	$(794,272)
Net loss for period ended April 30, 2024	-	-	-	(89,532)	(89,532)
Balance, April 30, 2024	98,170,000	$98,170	$277,471	$(1,259,445)	$(883,804)
Net loss for period ended July 31, 2024	-	-	-	(84,055)	(84,055)
Balance, July 31, 2024	98,170,000	$98,170	$277,471	$(1,343,500)	$(967,859)
Net income for period ended October 31, 2024	-	-	-	(7,588)	(7,588)
Balance, October 31, 2024	98,170,000	$98,170	$277,471	$(1,351,088)	$(975,447)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Kindcard, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	October 31,	October 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(278,425)	$(181,175)
Adjustments to reconcile net loss to net Cash used by operations
Shares issued for services	129,020	-
Depreciation and amortization - cost of goods sold	5,098	5,765
Depreciation and amortization - operations	23,554	59,826
Decrease (increase) in operating assets/liabilities
Accounts receivable, net - unbilled	(2,517)	2,003
Unbilled revenue	13,446	-
Prepaid expenses	-	17,550
Accounts payable	36,361	4,643
Accrued expenses	25,733	(836)
Total Adjustments	230,695	88,951
Net cash (used in) provided by operating activities	(47,730)	(92,224)
Cash flows from investing activities
Costs Incurred to develop intellectual property	-	(15,225)
Net cash used in investing activities	-	(15,225)
Cash flows from financing activities
Proceeds from (and repayments of) related party loan	(77,975)	98,506
Proceeds from notes payable, net	126,314	13,363
Net cash provided by financing activities	48,339	111,869
Net cash (decrease) increase for the period	609	4,420
Cash at beginning of period	9,089	9,647
Cash at end of period	$9,698	$14,067

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

 Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

October 31, 2025

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

Going concern

These financial statements have been prepared assuming the Company will be able to continue as a going concern. To date, the Company has generated revenues from its business operations and has incurred accumulated operating losses of $1,700,559. At October 31, 2025, the Company has a working capital deficit of $1,050,289 and a net loss of $278,425 for the period ended October 31, 2025. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern from a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of October 31, 2025, the Company has 103,330,799 shares of common stock issued and outstanding. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

October 31, 2025

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant, and Equipment” the Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is determined regarding a long-lived asset if its carrying amount is not recoverable and exceeds its fair value. The carrying amount is not recoverable when it exceeds the sum of the undiscounted cash flows expected to result from use of the asset over its remaining useful life and final disposition. The Company did not record any impairments during the periods ended October 31, 2025 and October 31, 2024.

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

October 31, 2025

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

Deb Commission Revenue - Deb, Inc., our wholly owned subsidiary, earns commission revenue related to a referral agreement executed in the period ended October 31, 2025.

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

	For the nine months ended October 31,
	2025	2024

Cash Pickup Commission Revenue	$1,155	$25,574

Deb Commission Revenue	$6,250	$-

Tendercard Program Revenue	$266,827	$275,585

Other Revenue	$-	$5,000

Total Program Revenue	$274,232	$306,159

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

October 31, 2025

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

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive instruments in the Company. There are no common stock equivalents at October 31, 2025 or October 31, 2024.

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

October 31, 2025

NOTE 2 – ACCOUNTS RECEIVABLE, Net – unbilled (continued)

Fees are collected in arrears resulting in accounts receivable, net – unbilled and are recorded as accrued revenue at the end of each month. There are $20,245 and $17,728 in accounts receivable net of $594 and $179 allowances at October 31, 2025 and January 31, 2025, respectively.

NOTE 3 – UNBILLED RECEIVABLES, net

Unbilled receivables, net represents the balance of recoverable costs comprised of revenue recognized on contracts for which billings have not been presented to the customer because the amounts were earned but not contractually billable at the balance sheet date. These amounts include expected annual contract fees and have been accrued over the twelve month period based on prior year receipts. There are $3,554 and $17,000 unbilled receivables at October 31, 2025 and January 31, 2025, respectively. Please note that certain balances were reclassified for presentation and for consistency.

NOTE 4 – PROPERTY AND EQUIPMENT, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Property and equipment, net consists of the following at:

	October 31,	January 31,
	2025	2025
Merchandise and equipment: Vault	$10,000	$10,000
Merchandise and equipment: Office Equipment	4,286	4,286
Merchandise and equipment: IT Equipment	4,945	4,945
Total Cost	$19,231	$19,231
Less: accumulated depreciation	(18,876)	(16,994)
Property and equipment, net	$355	$2,237

Depreciation expense amounted to $1,855 and $3,890 with $1,427 and $2,241 reclassified as cost of goods sold at October 31, 2025, and January 31, 2025, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets

Intangible assets are comprised of customer relationships and brands acquired in a business combination specifically related to the Company’s Tendercard division (see Note 2) and comprised of development costs for its proprietary payment processing “DEB Platform” through the Company’s wholly owned subsidiary, Deb, Inc. The Company amortizes intangible assets with a definitive life over their respective useful lives of 3-5 years. Assets with indefinite lives are tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company did not note any impairment at October 31, 2025 and January 31, 2025, respectively.

 Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

October 31, 2025

NOTE 5 – INTANGIBLE ASSETS (continued)

On December 21, 2021 the Company entered into a contract to develop its proprietary payment processing DEB Platform. The platform is currently in the initial stages of production and testing and is depreciated over 3 - 5 years.

	October 31,	January 31,
	2025	2025
Definite-lived intangible assets
Technology: DEB Platform	$239,435	$239,435
Technology: Tendercard Program	3,200	3,200
Customer Lists	9,900	9,900
Website	5,200	5,200
Trade Name	2,800	2,800
Total	260,535	260,535
Less: accumulated amortization	(247,341)	(220,571)
Definite-lived intangible assets, net	$13,194	$39,964

The following is the future estimated amortization expense related to intangible assets as of October 31, 2025:

Year ending January 31,
2026 -	$3,467
2027 -	8,458
2028 -	1,269
Total -	$13,194

NOTE 6 – CURRENT LIABILITIES

Accounts Payable

Accounts Payable is comprised of trade payables of $330,261 and $293,900 at October 31, 2025 and January 31, 2025, respectively.

Accrued Payroll & Tax Expenses

Balance consists of Accrued Salaries & Wages $6,042 and 6,423, Accrued Taxes of $4,293 and $5,113 at October 31, 2025 and January 31, 2025 respectively.

Accrued Interest

Balance consists of accrued interest notes payable of $61,334 and $38,333, accrued interest Due to Related Party of $7,686 and $4,963, and short-term portion of accrued interest SBA loan of $7,310 and $5,921 at October 31, 2025 and January 31, 2025.

 Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

October 31, 2025

NOTE 7 – DUE TO RELATED PARTY

On September 15, 2023, the Company issued a 1% Convertible Promissory Note in the amount of $296,498 (the “Note”) to RMR Management Group LLC (“RMR”) in exchange for full and final settlement of an aggregate amount of $296,498 previously loaned by RMR to the Company. The Note is convertible at the RMR’s option into shares of common stock of the Company at a per share conversion price of $0.01. As of October 31, 2025 $3,465 in interest has been accrued. RMR is a company owned and controlled by the Company’s CEO.

On May 1, 2024, the Company issued a Promissory Note in the amount of $24,669 to RMR in exchange for expenses paid and funds previously loaned to the company. RMR is a company owned and controlled by the Company’s CEO. The loan is unsecured with an interest rate of 10% per annum and a maturity date of December 31, 2024. As of October 31, 2025 the loan was extended to December 31, 2025, $8,014 in payments have been made and $3,845 in interest has been accrued for a total balance of $20,500.

On May 17, 2024, the Company issued a 6% Promissory Note in the amount of $75,000 to RMR Management Group LLC (“RMR”) in consideration for a $75,000 loan from RMR to the Company. RMR is a company owned and controlled by the Company’s CEO, Michael Rosen. The loan is unsecured with an interest rate of 6% per annum, monthly installments consisting of principal and interest in the amount of $4,541 beginning June 5, 2024, and a maturity date of November 16, 2025. As of October 31, 2025, $375 in interest has been accrued and $73,934 in payments have been made for a total balance of $4,542.

During the period ended January 31, 2025 RMR loaned an additional $37,505 to the Company in the form of short-term loans with interest rates ranging from 6% to 10% per annum with a maturity date of December 31, 2024. As of October 31, 2025 $26,486 in payments were made, $285 in interest was accrued and the loans have been extended to December 31, 2025. In the period ended October 31, 2025 RMR loaned an additional $19,398 to the Company $760 in interest has been accrued and $31,462 in payments have been made for a total balance of $NIL. RMR is a company owned and controlled by the Company’s CEO, Michael Rosen.

Total Due to related parties consists of the total amount owed to the Company’s CEO as of October 31, 2025 of $317,319 and $386,805 at January 31, 2025, of with accrued interest of $7,686 and $4,963, respectively. During the period ended January 31, 2025 an executive of the Company gave the Company use of a revolving credit account on an ongoing basis for working capital purposes. The account is noninterest bearing and payable monthly. The balance is comprised of trade payables of $1,581 and $10,070 at October 31, 2025, and January 31, 2025, respectively, for a Total Due to related parties of $318,900 as of October 31, 2025 and $396,875 as of January 31, 2025, respectively.

NOTE 8 – LOANS

SBA Loan

The balance consists of Small Business Administration Economic Disaster Injury Loan assumed in the acquisition of Kindcard on June 7, 2021, with a principal balance of $150,000 and $3,160 accrued interest for a total balance of $153,160. An additional $23,981 of interest was accrued and $10,673 in installments payments have been made as of October 31, 2025, for a total balance of $166,468. The term of the note is 30 years with an interest rate of 3.75% per annum, installment payments of $731 began April 14, 2023, and consist of interest only for the first thirty months. On March 15, 2024, the Company entered into an SBA accommodation plan with twelve months of reduced installment payments of $73, as of October 31, 2025 the accommodation plan has been extended through February 15, 2026 with installment payments of $366.

 Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

October 31, 2025

NOTE 8 – LOANS (continued)

SBA Loan (continued)

Year ending January 31,

2026:	$-
2027:	6,579
2028:	8,772
2029:	8,772
2030:	8,772
Thereafter	117,105
Total future minimum loan payments	$150,000

Notes Payable

Loans payable consist of a series of short term loans with a combined balance of $347,960 and $221,646 at October 31, 2025 and January 31, 2025. These loans are with vendors, consultants and advisors of the Company, are unsecured and have interest rates ranging from 7% to 12% per annum and maturity dates within one to twelve months.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On May 25, 2022, the Company and an advisor entered into an Advisory Agreement related to the development, design and build of its compliance and state licensing program related to the Company’s Deb Platform. The initial term of the agreement is six months at a rate of $5,000 per month ($30,000) with an option to renew on a month-to-month basis thereafter. The contract includes a stock grant allowing the advisor the opportunity to earn up to a total of 1,000,000 shares of common stock (the “Shares”) of the Company to be issued one year from the effective date of the agreement subject to approval by the Company’s Board of Directors and the achievement of certain mutually agreed goals and objectives. Effective January 31, 2023, the agreement has been suspended and placed on hold by the parties until the Company’s Deb Platform has been released, and, accordingly, the parties have agreed to cease accruing the monthly cash fees due under the agreement. Total fees earned of $40,000 in consulting fees have been recorded as of January 31, 2023, with $7,500 in accrued expenses. As of December 10, 2025 the advisor has agreed to waive the outstanding advisory fees, the parties have agreed to terminate the agreement and no shares will be issued.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

October 31, 2025

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

On September 15, 2023, the Company issued a 1% Convertible Promissory Note in the amount of $296,498 (the “Note”) to RMR Management Group LLC (“RMR”) in exchange for full and final settlement of an aggregate amount of $296,498 previously loaned by RMR to the Company. The Note is convertible at the RMR’s option into shares of common stock of the Company at a per share conversion price of $0.01. RMR is a company owned and controlled by the Company’s CEO, Michael Rosen. As of October 31, 2025 $3,465 in interest has been accrued for a total balance of $299,963.

On May 1, 2024, the Company issued a Promissory Note in the amount of $24,669 to RMR in exchange for expenses paid and funds previously loaned to the company. RMR is a company owned and controlled by the Company’s CEO. The loan is unsecured with an interest rate of 10% per annum and a maturity date of December 31, 2024. As of October 31, 2025 the loan had been extended to December 31, 2025 , $3,845 in interest has been accrued and $8,014 in payments have been made for a total balance of $20,500.

During the period ended January 31, 2025 RMR loaned an additional $37,505 to the Company in the form of short-term loans with interest rates ranging from 6% to 10% per annum with a maturity date of December 31, 2024. As of January 31, 2025 the loans had been extended to December 31, 2025. In the period ended October 31, 2025 RMR loaned an additional $19,398 to the Company $760 in interest has been accrued and $31,642 in payments have been made for a total balance of $NIL. RMR is a company owned and controlled by the Company’s CEO, Michael Rosen.

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

Results of Operations

For the three-month period ended October 31, 2025, we had revenues of $97,711 as compared to $139,366 in revenues for the three-month period ended October 31, 2024. Total Cost of Sales for the three-month period ended October 31, 2025, was $33,873 resulting in a Gross Profit of $63,838 as compared to Total Cost of Sales for the three-month period ended October 31, 2024, of $25,262 resulting in a Gross Profit of $114,104. Operating Expenses for the three-month period ended October 31, 2025, were $108,719 resulting in Net Loss from Operations of $44,881. The net loss for the three-month period ended October 31, 2025, is comprised of General and Administrative Expenses of $106,883 and Depreciation and Amortization of $1,836, as compared to the Net loss for the three-month period ended October 31, 2024, of $7,588 which is comprised of General and Administrative Expenses of $101,327 and Depreciation and Amortization of $20,365. The changes in results of operations for the three-month period ended October 31, 2025 as compared to the three-month period ended October 31, 2024, are primarily a result of a decrease in Cash Pickup revenues for the three month period ended October 31, 2025.

For the nine-month period ended October 31, 2025, we had revenues of $274,232 as compared to $301,159 in revenues for the nine-month period ended October 31, 2024. Total Cost of Sales for the nine-month period ended October 31, 2025, was $72,573 resulting in a Gross Profit of $201,659 as compared to Total Cost of Sales for the nine-month period ended October 31, 2024 of $65,596 resulting in a Gross Profit of $240,563. Operating Expenses for the nine-month period ended October 31, 2025, were $480,084 resulting in Net Loss of $278,425. The net loss for the nine-month period ended October 31, 2025, is comprised of General and Administrative Expenses of $456,529, and Depreciation and Amortization of $23,555, as compared to the net loss for the nine-month period ended October 31, 2024 of $181,175 which were comprised of General and Administrative Expenses of $361,912, and Depreciation and Amortization of $59,826. The changes in results of operations for the nine-month period ended October 31, 2025, as compared to the nine-month period ended October 31, 2024 are primarily a result of a decrease in Cash Pickup revenues and Shares issued for services for the nine month period ended October 31, 2025.

Liquidity and Capital Resources

Although we have raised limited funds in the form of debt financing, we anticipate that until we generate more revenue, we will require additional financing in order to fully implement our plan of operations.

As of October 31, 2025, we had $9,698 in cash, $20,245 in Accounts Receivable, $3,554 in Unbilled revenue, net, and Other Assets of $13,549. Total liabilities as of October 31, 2025, were $1,242,944 compared to $1,132,511 in total liabilities at January 31, 2025. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain reporting status.

The total amount owed to the Company’s CEO as of October 31, 2025, was $325,005. The amounts due to related party consist of an amount due to an executive of the Company of $1,580, a 1% Convertible Promissory Note in the amount of $296,498 (the “Note”) to RMR Management Group LLC (“RMR”) and The Note is convertible at RMR’s option into shares of common stock of the Company at a per share conversion price of $0.01 with the remaining $20,821 unsecured with an interest rate of 10% and a maturity date of December 31, 2025. RMR is a company owned and controlled by the Company’s CEO.

The remaining balance consists of Accounts Payable of $331,842, Accrued Interest of $61,334, Accrued Payroll and Tax Expenses of $10,335, Notes Payable of $347,960, the Small Business Administration Economic Disaster Injury Loan assumed in the acquisition of Kindcard on June 7, 2021 current portion of $7,310, Accrued Interest long term portion of $9,158 and a principal balance of $150,000.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of October 31, 2025, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Kindcard, Inc.
(Registrant)

Date: December 19, 2025	By:	/s/ Michael Rosen
Michael Rosen
CEO, CFO, President, and Director
(Principal Executive Officer,
Principal Financial and Accounting Officer)

