Form 10-K
period 2026-01-31
Kindcard, Inc.
filed 2026-05-19
CIK 1696025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2026

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

As of July 31, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $459,263.

As of May 18, 2026, there were 103,580,799 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (“SEC”). In this Annual Report on Form 10-K, the language “this fiscal year” or “current fiscal year” refers to the 12-month period ended January 31, 2026.

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

Deb, Inc. is transforming credit card and digital payment solutions across the world. Our mission is to provide seamless, secure, and innovative payment processing services that empower businesses to thrive in a fast-paced, digital world. With a commitment to cutting-edge technology and exceptional customer service, Deb stands as a trusted partner for merchants seeking cost competitive, secure and reliable payment solutions in-store or online

Deb is revolutionizing global payments by incorporating, in a closed loop single source platform, cutting edge fintech payments technology that allows for the processing and movement of traditional fiat, digital and crypto currency worldwide for businesses and consumers alike. Through Deb Payments strategic partnerships with Blox (blox.global) and Viacarte (viacarte.com) Deb has brought to market an integrated all-encompassing worldwide payments and asset movement platform integrated to over 100 Banks worldwide allowing the ability to process debit and credit card transactions and open Consumer and Commercial FBO bank accounts. In our partnership with Viacarte Deb has the ability to issue Virtual and In-Wallet Signature Visa™ cards worldwide.

The Deb Platform combines technology to provide the highest level of compliance and security required in this ever changing world of currency and payment movement worldwide.

Lastly, the Deb Platform provides very detailed and secure reporting both to businesses and individual clients, the best in class reporting tools in real time to maximize funds usage.

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

Recent Developments

We are continuously in the process of identifying and/or developing potential new products and services to offer to our customers. Our expenditures on research and development have historically been small and immaterial compared to our other business expenditures. Deb is working with Blox (blox.global) and Viacarte (viacarte.com) under its strategic partnership to integrate their platforms allowing Deb to add technology that allows Deb to offer payments worldwide B2B, B2C, C2B and Peer to Peer. Tendercard, Inc. has finalized the upgrade of all of its servers to be able to guarantee a 99.9% uptime for all of its subscribers along with providing superior customer support via live staff and Zendesk CRM.

Market Analysis

The Company is well positioned with the build out of its innovative payment technology and believes with the domination of ecommerce, decriminalization of certain products, not to mention launch of innovative platforms such as web3 and blockchain the payments industry is ready for disruption because the numbers of new, underbanked businesses are significantly increasing. Management believes that traditional banking is antiquated, unable, and/or unwilling to work with the inherent risk that comes with any innovative company seeking new ways to pay for goods and services. The everyday merchant is burdened by high fees, friendly fraud, cryptic algorithms, reserves, chargebacks and lack of trust with current institutions while the consumer is levied service charges and fees for mediocre service. Management believes that both the merchant and its consumers are open to new payment technologies that allow for ease of in person and online purchases worldwide in a secure environment and high level of trust with its launch of Pay with Deb and relaunch of its Tendercard gift card closed loop payment technologies

Sales and Marketing

At the end of Q2 2025, Deb, Inc. and Tendercard, Inc. had completed additional upgrades to their respective platforms. In addition, the Company has identified specific merchants which are ready to integrate with Deb for use as an alternative payment solution from their consumers worldwide.

Deb, Inc. will be focusing its sales and marketing efforts on the services and products offered under our strategic partnerships with Blox and Viacarte. These services include ability for individual and corporate clients to open wallet accounts with Blox, to store digital assets allowing for conversion to USD and funding of Virtual and Signature Black Visa cards issued under license from Viacarte that can be used worldwide where Visa is accepted.

Tendercard, Inc. will continue to expand efforts to add additional merchants directly to its simple and cost-effective Gift and Loyalty platform in time for the 2026 holiday season.

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

Competitive Advantages

The payments industry is exploding with new technology mainly focused on the launch of new payment card types The Company’s two wholly owned subsidiaries are uniquely positioned in the payments industry. Deb, Inc. is an “alternative payment” platform to traditional payments made via traditional credit cards both in-store or online. Its “Pay With Deb Wallet” allows consumer payments to be made directly to merchants worldwide in a total closed-loop environment reducing the high-cost merchants pay for acceptance of credit cards. Tendercard, Inc. is a simple and cost-effective Gift and Loyalty platform which allows merchants to issue gift cards online and at the point-of-sale. Merchant advantages include one monthly fee for unlimited gift card acceptance, total control of the funds received from gift card sales, and a robust back-office account system and consumer marketing platform to market to their gift card holders.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not quoted on any trading platform and therefore no data is available for the periods ended January 31, 2026 and 2025.

Holders of our Common Stock

As of May 18, 2026, there were approximately fifty-three stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Vstock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598.

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

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

The Company has not repurchased its securities during the year ended January 31, 2026.

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

Recent Developments

We are continuously in the process of identifying and/or developing potential new products and services to offer to our customers. Our expenditures on research and development have historically been small and immaterial compared to our other business expenditures. Deb is working with Blox (blox.global) and Viacarte (viacarte.com) under its strategic partnership to integrate their platforms allowing Deb to add technology that allows Deb to offer payments worldwide B2B, B2C, C2B and Peer to Peer. Tendercard, Inc. has finalized the upgrade of all of its servers to be able to guarantee a 99.9% uptime for all of its subscribers along with providing superior customer support via live staff and Zendesk CRM.

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

Sales and Marketing

At the end of Q2 2025, Deb, Inc. and Tendercard, Inc. had completed additional upgrades to their respective platforms. In addition, the Company has identified specific merchants which are ready to integrate with Deb for use as an alternative payment solution from their consumers worldwide.

Deb, Inc. will be focusing its sales and marketing efforts on the services and products offered under our strategic partnerships with Blox and Viacarte. These services include ability for individual and corporate clients to open wallet accounts with Blox, to store digital assets allowing for conversion to USD and funding of Virtual and Signature Black Visa cards issued under license from Viacarte that can be used worldwide where Visa is accepted.

Tendercard, Inc. will continue to expand efforts to add additional merchants directly to its simple and cost-effective Gift and Loyalty platform in time for the 2026 holiday season.

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

Our Offices

Our principal executive office is located at 1001 Yamato Road, #100, Boca Raton, Florida, 33431.

Our Websites

www.kindcard.com

www.paywithdeb.com

www.thetendercard.com

Plan of Operations

Our cash balance was $9,160 as of January 31, 2026 and $9,089 as of January 31, 2025. We believe our cash balance is not sufficient to fund our levels of operations for the next twelve months. We have been utilizing and may utilize funds from our President and Chief Executive Officer, Chairman of the Board of Directors, and majority holder of our common stock, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. Mr. Rosen, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to develop and begin to implement our business plan, we will need the funding from this offering. We have generated minimal revenues to date.

Going Concern

To date the Company has generated revenues from its business operations but has an accumulated deficit of $1,632,570. At January 31, 2026, the Company has a working capital deficit of $969,168. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern from a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

We currently offer the following products and services:

Cash Pickup –Deb, Inc., our wholly owned subsidiary, provides cash pick up services for retail & wholesale merchants within the North American retail market through a strategic partnership agreement, per the agreement Deb, Inc.’s partner is responsible for all aspects of the cash pickup services. Deb, Inc. receives commission revenues which are recorded as earned over the life of these multiyear contracts.

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

Other Revenue is related to a non-refundable fee recorded in the first quarter of FY 2023, $25,000 was recorded as Other Revenue at January 31, 2023 with the remaining $25,000 recorded as Deferred Revenue to be amortized over the remainder of the initial contract term which was two years ending January 31, 2025.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Years Ended January 31, 2026 and January 31, 2025

Revenue

Total revenues amounted to $365,708 which consisted of $7,408 in commission revenue and $358,300 in gift card program revenue for the year ended January 31, 2026. Total revenue was $410,869 which consisted of $378,560 in gift card program revenue and $27,151 in commission revenue and $5,000 in other revenue for the year ended January 31, 2025. The decrease of $45,161 in revenue was due to a decrease in gift card program revenue and commission revenue.

Cost of Revenue

Cost of revenue includes the direct cost of internal labor and related benefits, travel expenses related to consulting services, direct subcontractor costs, other related direct consulting costs.

For the years ended January 31, 2026 and 2025, the cost of revenue were $96,839 and $97,278, respectively, representing an decrease of $439. The decrease in the cost of revenue was mainly driven by an decrease in the direct costs to produce the revenue.

Operating Expenses

For the years ended January 31, 2026 and January 31, 2025, operating expenses consisted of the following:

	For the Years ended
	January 31,	January 31,
	2026	2025
Advertising and Marketing	$2,547	$4,169
Communications	$47,273	$63,328
Consulting	$19,486	$20,439
Employee Benefits	$10,079	$8,733
Legal and Professional Fees	$196,213	$103,433
General and Administrative	$187,366	$183,662
Salaries and Wages	$100,000	$100,000
Depreciation and Amortization	$26,092	$80,191
Bad Debt Expense	$2,149	$1,857
	$591,205	$565,812

•

Expenses for the year ended January 31, 2026 totaled $591,205, consisting primarily of advertising and marketing expense of $2,547, communications expense of $47,273, consulting expense of $19,486, employee benefits of $10,079, legal and professional fees of $196,213, general and administrative expenses of $187,366, salaries and wages of $100,000, and bad debt expense of $2,149 resulting in a net loss of $210,436.

•

Expenses for the year ended January 31, 2025 totaled $565,812, consisting primarily of advertising and marketing expense of $4,169, communications expense of $63,328, consulting expense of $20,439, employee benefits of $8,733, legal and professional fees of $103,433, general and administrative expenses of $183,662, salaries and wages of $100,000, and bad debt expense of $1,857 resulting in a net loss of $252,221.

•	The increase in expenses between fiscal 2026 and fiscal 2025 was primarily due to the increase in professional fees.

Income (Loss) from Operations

As a result of the foregoing, for the year ended January 31, 2026, loss from operations amounted to $210,436, as compared to loss from operations of $252,221 for the year ended January 31, 2025.

Other Income

Other income (loss) for the years ended January 31, 2026, and 2024 were $111,900 and $5,000, respectively.

Other Expense

We did not have any other expense for the years ended January 31, 2026 and January 31, 2025.

Net Income (Loss)

Net income (loss) for the years ended January 31, 2026, and 2025 were $(210,436) and $(252,221), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. Our auditor’s report on our January 31, 2026 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “January 31, 2026 Audited Financial Statements.”

As of January 31, 2026, we had $9,160 in cash compared to $9,089 in cash as of January 31, 2025. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $1,632,570. As at January 31, 2026, the Company had a working capital deficit of $969,168.

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

Cash flows from Operating Activities

Cash flows used in operating activities during the year ended January 31, 2026 amounted to $47,071 as compared with $122,384 for the year ended January 31, 2025.

Cash flows from Investing Activities

Cash flows used in investing activities during the year ended January 31, 2026 amounted to $0 as compared with $15,225 for the year ended January 31, 2025. Our investing activities in 2025 consisted of costs incurred in the development of intellectual property $15,225.

Cash flows from Financing Activities

Cash flows (used in) financing activities during the year ended January 31, 2026 amounted to ($47,000) as compared with $137,051 for the year ended January 31, 2025. Our negative cash flow in 2026 consisted of net proceeds from short-term loans of $163,171 and repayment of related party loans of $210,171. Our positive cash flow in 2025 consisted of net proceeds from short term loans of $46,744 and proceeds from related party loans of $90,307.

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

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $210,436 for the year ended January 31, 2026, and a net loss of $252,221 for the year ended January 31, 2025. The Company had accumulated deficits of $1,632,570 as of January 31, 2026, and accumulated deficits of $1,411,134 as of January 31, 2025. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of January 31, 2026.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2026 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2026 based on the COSO framework criteria. Management has identified control deficiencies as follows:

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended January 31, 2026 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended January 31, 2026 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the year ended January 31, 2026, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our current executive officers and directors as of May 18, 2026.

Name	Age	Position
Michael Rosen	58	Chief Executive Officer, President, Chief Financial officer, Secretary, Treasurer, and Chairman of the Board of Directors

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officers’ Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by the Company during the fiscal years ended January 31, 2026 and January 31, 2025, in all capacities for the accounts of our executive officers, including the Chief Executive Officer.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Award	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
		$	$	$	$	$	$	$
Michael Rosen	2026	0	0	0	0	0	0	0
CEO, President, CFO, Secretary, Treasurer	2025	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year End

The Company did not issue equity awards during the year ended January 31, 2026.

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

Compensation of Directors

We have no non-executive directors. Our sole director did not earn compensation for the years ended January 31, 2026 and 2025.

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

The following table sets forth director compensation as of January 31, 2025:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Rosen	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of May 18, 2026, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The address for each person is c/o Kindcard, Inc., 1001 Yamato Road, #100, Boca Raton, Florida, 33431.

	Common Stock Beneficially	Percentage of Common Stock
Name of Beneficial Owner	Owned	(1)
Michael Rosen and affiliated persons and entities (2) (3)	49,000,000	49.91%
Brian Schultz	7,250,000	7.39%
Nicholas Cardoso	6,500,000	6.62%
All Executive Officers and Directors as a group (1 person)	62,750,000	63.92%

*	Less than 1%

(1)

Based on 103,581,000 shares of common stock outstanding as of January 31, 2026. Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of January 31. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

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

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following includes a summary of transactions since the beginning of the 2026 fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of their total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Transactions with Related Persons

During the year ended January 31, 2026, our CEO, Michael Rosen, paid Company expenses in the aggregate amount ($85,241) on behalf of the Company. The total amount owed by the Company to our CEO as of January 31, 2026 was $306,527 and January 31, 2025 was $391,768.

On September 15, 2023, the Company issued a 1% Convertible Promissory Note in the amount of $296,498 (the “Note”) to RMR Management Group LLC (“RMR”) in exchange for full and final settlement of an aggregate amount of $296,498 previously loaned by RMR to the Company. The Note was amended to reduce the Note balance by $121,600 Settlement and Release Agreement on January 29, 2026. The Note is convertible at the RMR’s option into shares of common stock of the Company at a per share conversion price of $0.01. As of January 31, 2026, $3,875 in interest has been accrued. RMR is a company owned and controlled by the Company’s CEO.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table summarizes the fees of Victor Mokuolu, CPA, PLLC our independent registered public accounting firm billed for each of the last two fiscal years for audit services and other services:

Fee Category	2026	2025
Victor Mokuolu, CPA, PLLC	$19,500	$16,000
Tax Fees Paid to Elizabeth A Dunn CPA, PA (2)	$4,500	$3,000
All Other Fees	-	-

Total Fees	$24,000	$19,000

(1)	Consists of fees for professional services rendered in connection with the financial statements included in our Annual Report on Form 10-K and quarterly reports on Form 10-Q.

(2)	Consists of fees relating to any tax compliance and tax planning.

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

Kindcard, Inc.

Dated: May 18, 2026	By:	/s/ Michael Rosen
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

Signature	Title	Date

/s/ Michael Rosen	Chief Executive Officer, President, Chief Financial Officer, and Director	May 18, 2026
Michael Rosen	(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

Kindcard, Inc. and Subsidiaries

Consolidated Financial Statements

Year Ended January 31, 2026 and 2025

Kindcard, Inc. and Subsidiaries

Consolidated Financial Statements

Year Ended January 31, 2026 and 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

KindCard, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KindCard, Inc. and Subsidiaries (the Company) as of January 31, 2026, and January 31, 2025, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended January 31, 2026, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026, and January 31, 2025, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered recurring losses from operations. As of January 31, 2026, the Company had a working capital deficit of $969,168 and had an accumulated deficit of $1,632,570. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the Company’s governance and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2023.

Houston, Texas

May 18, 2025

PCAOB ID: 6771

Kindcard, Inc. and Subsidiaries

Consolidated Balance Sheets

	January 31, 2026	January 31, 2025
Assets
Current Assets:
Cash	$9,160	$9,089
Accounts receivable, net - unbilled	32,526	34,728
Total Current Assets	41,686	43,817
Property, plant and equipment, net	-	2,237
Intangible Assets, net	9,727	39,964
Total Other Assets	9,727	42,201
Total Assets	$51,413	$86,018
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$355,244	$297,587
Accrued interest	70,585	38,333
Accrued interest due to related party	7,923	4,963
Accrued payroll and tax expenses	6,874	7,849
Due to related party	177,004	275,275
Notes payable	384,817	343,246
Current portion SBA loan	8,407	5,921
Total Current Liabilities	1,010,854	973,174
Long-term Liabilities
Accrued interest long term portion	8,748	9,337
SBA loan	150,020	150,000
Total Long-term Liabilities	158,768	159,337
Total Liabilities	1,169,622	1,132,511
Stockholders’ Deficit
Common Stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 103,580,799 of common stock as of January 31, 2026 (January 31, 2025 – 98,170,000)	103,581	98,170
Additional Paid In Capital	410,780	277,471
Accumulated Deficit	(1,632,570)	(1,422,134)
Total Stockholders’ Deficit	(1,118,209)	(1,046,493)
Total Liabilities and Stockholders’ Deficit	$51,413	$86,018

The accompanying notes are an integral part of these consolidated financial statements

Kindcard, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended
	January 31, 2026	January 31, 2025
Revenue	$365,708	$405,869
Other Revenue	-	5,000
Total Revenue	365,708	410,869
Cost of Sales	(96,839)	(97,278)
Total Cost of Sales	(96,839)	(97,278)
Gross Profit	268,869	313,591
Operating Expenses
General & Administrative Expenses	565,113	485,621
Depreciation and Amortization	26,092	80,191
Total Operating Expenses	591,205	565,812
Net Loss Before Other Income	$(322,336)	$(252,221)
Other Income – See Note 11	111,900	-
Net Loss	$(210,436)	$(252,221)
Net Loss Per Common Share – Basic and Diluted	$-	$-
Weighted Average Number of Common Shares Outstanding – Basic and Diluted	101,395,000	98,170,000

The accompanying notes are an integral part of these consolidated financial statements

Kindcard, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

 For the years ended January 31, 2026 and 2025

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance at January 31, 2024	98,170,000	$98,170	$277,471	$(1,169,913)	$(794,272)
Net loss for year ended January 31, 2025	-	-	-	(252,221)	(252,221)
Balance at January 31, 2025	98,170,000	$98,170	$277,471	$(1,422,134)	$(1,046,493)
Shares issued for services	5,160,799	5,161	123,859	-	129,020
Shares issued in settlement	250,000	250	9,450	-	9,700
Net loss for year ended January 31, 2026	-	-	-	(210,436)	(210,436)
Balance, January 31, 2026	103,580,799	$103,581	$410,780	$(1,632,570)	$(1,118,209)

The accompanying notes are an integral part of these consolidated financial statements

Kindcard, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	January 31, 2026	January 31, 2025
Cash Flows from Operating Activities:
Net loss	$(210,436)	$(252,221)
Adjustments to reconcile net loss to net cash used by operations
Stock issued for services	129,020	-
Depreciation and amortization - cost of goods sold	6,382	7,685
Depreciation and amortization - operations	26,092	80,191
Bad debt reserve	887	179
	162,381	88,055
Decrease (increase) in operating assets/liabilities
Accounts receivable, net - unbilled	1,315	(14,350)
Prepaid expenses	-	17,550
Accounts payable	57,657	36,535
Accrued expenses	36,154	2,047
Total Adjustments	257,507	129,837
Net cash (used in) provided by operating activities	47,071	(122,384)
Cash flows from investing activities
Costs incurred to develop intellectual property	-	(15,225)
Net cash (used in) provided by investing activities	-	(15,225)
Cash flows from financing activities
Shares issued for cash	-	-
Repayment of related party loan	(88,571)	(31,293)
Proceeds from notes payable, net	41,571	168,344
Net cash (used in) provided by financing activities	(47,000)	137,051
Net cash (decrease) increase for the year	71	(558)
Cash at beginning of year	9,089	9,647
Cash at end of year	$9,160	$9,089
Supplemental disclosures:
Non-cash investing & financing activities
Shares issued in settlement	$9,700	$-

The accompanying notes are an integral part of these consolidated financial statements

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2026

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

Going concern

These financial statements have been prepared assuming the Company will be able to continue as a going concern. To date, the Company has generated revenues from its business operations and has incurred accumulated operating losses of $1,632,570. At January 31, 2026, the Company has a working capital deficit of $969,168 and a net loss of $210,436 for the year ended January 31, 2026. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern from a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of January 31, 2026, the Company has issued 103,580,799 shares of common stock issued and outstanding. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Basis of Presentation

The audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the SEC.

Consolidation Policy

The accompanying consolidated financial statements include the accounts of Kindcard, Inc. and its wholly owned subsidiaries, Deb, Inc. and Tendercard, Inc. All inter-company balances and transactions have been eliminated in consolidation.

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2026

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant, and Equipment” the Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is determined regarding a long-lived asset if its carrying amount is not recoverable and exceeds its fair value. The carrying amount is not recoverable when it exceeds the sum of the undiscounted cash flows expected to result from use of the asset over its remaining useful life and final disposition. The Company did not record any impairments during the years ended January 31, 2026 and January 31, 2025.

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

January 31, 2026

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

Other Revenue is related to a non-refundable fee of $0 and $5,000 recorded as Other Revenue at January 31, 2026 and January 31, 2025 respectively.

	For the years ended January 31,
	2026	2025

Cash Pickup Commission Revenue	$1,158	$27,151

Deb Commission Revenue	$6,250	-

Tendercard Program Revenue	$358,300	$378,718

Other Revenue	$-	5,000

Total Program Revenue	$365,708	$410,869

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2026

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

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive instruments in the Company. There are no common stock equivalents at January 31, 2026 or January 31, 2025.

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

Reclassification of prior year presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Cash Flows for fiscal year ended January 31, 2026, to reclassify Accounts payable, Accrued payroll and tax expenses and Due to related party.

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

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2026

NOTE 2 – ACCOUNTS RECEIVABLE, Net – unbilled (continued)

Fees are collected in arrears resulting in accounts receivable, net – unbilled and are recorded as accrued revenue at the end of each month. There are $32,526 and $34,728 in accounts receivable net of $887 and $179 allowances at January 31, 2026 and January 31, 2025, respectively.

NOTE 3 – PROPERTY AND EQUIPMENT, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years.

Property and equipment, net consists of the following at:

	January 31,	January 31,
	2026	2025
Merchandise and equipment: Vault	$10,000	$10,000
Merchandise and equipment: Office Equipment	4,286	4,286
Merchandise and equipment: IT Equipment	4,945	4,945
Total Cost	$19,231	$19,231
Less: accumulated depreciation	(19,231)	(16,994)
Property and equipment, net	$-	$2,237

Depreciation expense amounted to $2,237 and $3,890 with $2,237 and $2,241 reclassified as cost of goods sold at January 31, 2026 and January 31, 2025, respectively. Please note that certain balances were reclassified for presentation and for consistency.

NOTE – 4 INTANGIBLE ASSETS

Intangible assets

Intangible assets are comprised of customer relationships and brands acquired in a business combination specifically related to the Company’s Tendercard division (see Note 2) and also comprised of development costs for its proprietary payment processing “DEB Platform” through the Company’s wholly owned subsidiary, Deb, Inc. The Company amortizes intangible assets with a definitive life over their respective useful lives of 3-5 years. Assets with indefinite lives are tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company did not note any impairment at January 31, 2026 and January 31, 2025, respectively.

On December 21, 2021 the Company entered into a contract to develop its proprietary payment processing DEB Platform, testing was completed in 2025 and the Company Deb is currently working with Blox (blox.global) and Viacarte (viacarte.com) under its strategic partnership to integrate their platforms allowing Deb to add technology that allows Deb to offer payments worldwide B2B, B2C, C2B and Peer to Peer. The platform is depreciated over 3-5 years.

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2026

NOTE – 4 INTANGIBLE ASSETS (continued)

Intangible assets

	January 31,	January 31,
	2026	2025
Definite-lived intangible assets
Technology: DEB Platform	$239,435	$239,435
Technology: Tendercard Program	3,200	3,200
Customer Lists	9,900	9,900
Website	5,200	5,200
Trade Name	2,800	2,800
Total	260,535	260,535
Less: accumulated amortization	(250,808)	(220,571)
Definite-lived intangible assets, net	$9,727	$39,964

The following is the future estimated amortization expense related to intangible assets as of January 31, 2026:

Year ending January 31,
2027 -	$8,458
2028 -	1,269
Total -	$9,727

NOTE 5 – CURRENT LIABILITIES

Accounts Payable

Accounts Payable is comprised of trade payables of $355,244 and $297,587 at January 31, 2026 and January 31, 2025, respectively.

Accrued Payroll & Tax Expenses

Balance consists of Accrued Salaries & Wages $6,042 and $6,423, Accrued Payroll Tax $832 and $1,397, and Sales Tax Payable of $0.00 and $29 at January 31, 2026 and January 31, 2025 respectively.

Accrued Interest

Balance consists of accrued interest notes payable of $70,585 and $38,333, accrued interest due to related party of $7,923 and $4,963, and short-term portion of accrued interest SBA loan of $8,407 and $5,921 at January 31, 2026 and January 31, 2025.

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2026

NOTE 6 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

Due to recurring losses, the Company’s tax provision for the years ended January 31, 2026 and 2025 was $0.

	January 31, 2026	January 31, 2025

Net loss before income taxes per financial statements	$(210,436)	$(250,791)
Income tax rate	21%	21%
Income tax recovery	(44,192)	(52,666)
Valuation allowance change	44,192	52,666

Provision for income taxes	$-	$-

The significant component of deferred income tax assets at January 31, 2026 and 2025, is as follows:

	January 31, 2026	January 31, 2025
Net operating loss carry-forward	$807,179	$596,743
Valuation allowance	(807,179)	$(596,743)

Net deferred income tax asset	$-	$-

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2026

NOTE 7 – DUE TO RELATED PARTY

On September 15, 2023, the Company issued a 1% Convertible Promissory Note in the amount of $296,498 (the “Note”) to RMR Management Group LLC (“RMR”) in exchange for full and final settlement of an aggregate amount of $296,498 previously loaned by RMR to the Company, $121,600 was reclassified as Notes Payable January 29, 2026. The Note is convertible at the RMR’s option into shares of common stock of the Company at a per share conversion price of $0.01. As of January 31, 2026, $3,875 in interest has been accrued. RMR is a company owned and controlled by the Company’s CEO.

On May 1, 2024, the Company issued a Promissory Note in the amount of $24,669 to RMR in exchange for expenses paid and funds previously loaned to the company. RMR is a company owned and controlled by the Company’s CEO. The loan is unsecured with an interest rate of 10% per annum and a maturity date of December 31, 2024. As of January 31, 2026 the loan was extended to December 31, 2026, $22,563 in payments have been made and $4,048 in interest has been accrued for a total balance of $6,154.

On May 17, 2024, the Company issued a 6% Promissory Note in the amount of $75,000 to RMR Management Group LLC (“RMR”) in consideration for a $75,000 loan from RMR to the Company. RMR is a company owned and controlled by the Company’s CEO, Michael Rosen. The loan is unsecured with an interest rate of 6% per annum, monthly installments consisting of principal and interest in the amount of $4,541 beginning June 5, 2024, and a maturity date of November 16, 2025. As of January 31, 2026, $81,750 in payments have been made for a total balance of $0.

During the period ended January 31, 2025 RMR loaned an additional $37,504 to the Company in the form of short-term loans with interest rates ranging from 6% to 10% per annum with a maturity date of December 31, 2024. As of January 31, 2025, $13,533 in payments were made, $285 in interest was accrued and the loans were extended to December 31, 2025. In the period ended January 31, 2026 RMR loaned an additional $11,554 to the Company $834 in interest was accrued and $36,945 in payments have been made for a total balance of $0. RMR is a company owned and controlled by the Company’s CEO, Michael Rosen.

Total Due to related parties consists of the total amount owed to the Company’s CEO of $177,004 and $275,275 with accrued interest of $7,923 and $4,963, at January 31, 2026 and January 31, 2025 respectively. During the period ended January 31, 2026 an executive of the Company gave the Company use of a revolving credit account on an ongoing basis for working capital purposes. The account is noninterest bearing and payable monthly.

Kindcard, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 31, 2026

NOTE 8 – LOANS

SBA Loan

The balance consists of Small Business Administration Economic Disaster Injury Loan assumed in the acquisition of Kindcard on June 7, 2021, with a principal balance of $150,000 and $3,160 accrued interest for a total balance of $153,160. In November 2025, the SBA renewed its UCC filing for the loan and charged the Company $20 for the filing fee by increasing the loan’s principal balance by $20. An additional $25,617 of interest was accrued and $11,622 in installments payments have been made as of January 31, 2026, for a total balance of $167,175. The term of the note is 30 years with an interest rate of 3.75% per annum, installment payments of $731 began April 14, 2023, and consist of interest only for the first thirty months. On March 15, 2024, the Company entered into an SBA accommodation plan with twelve months of reduced installments of $73, on September 15, 2025 the accommodation plan was extended for an additional six months, in March 2025 a final extension was granted for an additional twelve months of installment payments of $366 ending on February 15, 2026.

Year ending January 31,

2027:	-
2028:	2,850
2029:	2,958
2030:	3,072
Thereafter	141,140
Total future minimum loan payments	$150,020

Notes Payable

On January 29, 2026 $121,600 was reclassified from Due to related party to Notes Payable. Loans payable consist of $384,817 and $343,246 in short term loans payable at January 31, 2026 and January 31, 2025. These loans with non-related parties are unsecured and have interest rates ranging from 7% to 12% per annum and maturity dates within one to twelve months.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On May 25, 2022, the Company and an advisor entered into an Advisory Agreement related to the development, design and build of its compliance and state licensing program related to the Company’s Deb Platform. The initial term of the agreement is six months at a rate of $5,000 per month ($30,000) with an option to renew on a month-to-month basis thereafter. The contract includes a stock grant allowing the advisor the opportunity to earn up to a total of 1,000,000 shares of common stock (the “Shares”) of the Company to be issued one year from the effective date of the agreement subject to approval by the Company’s Board of Directors and the achievement of certain mutually agreed goals and objectives. Effective January 31, 2023, the agreement has been suspended and placed on hold by the parties until the Company’s Deb Platform has been released, and, accordingly, the parties have agreed to cease accruing the monthly cash fees due under the agreement. Total fees earned of $40,000 in consulting fees were recorded as of January 31, 2023. The parties have agreed to terminate the Agreement effective December 10, 2025. As part of this termination, the advisor applied a credit of $7,500 in consulting fees to the fiscal year ending January 31, 2026, and no shares will be issued.

On September 15, 2023, the Company issued a 1% Convertible Promissory Note in the amount of $296,498 (the “Note”) to RMR Management Group LLC (“RMR”) in exchange for full and final settlement of an aggregate amount of $296,498 previously loaned by RMR to the Company, $121,600 was reclassified as Notes Payable January 29, 2026. The Note is convertible at the RMR’s option into shares of common stock of the Company at a per share conversion price of $0.01. As of January 31, 2026, $3,875 in interest has been accrued. RMR is a company owned and controlled by the Company’s CEO.

On May 1, 2024, the Company issued a Promissory Note in the amount of $24,669 to RMR in exchange for expenses paid and funds previously loaned to the company. RMR is a company owned and controlled by the Company’s CEO. The loan is unsecured with an interest rate of 10% per annum and a maturity date of December 31, 2024. As of January 31, 2026 the loan was extended to December 31, 2026 and $4,048 in interest has been accrued and $22,563 in payments have been made for a total balance of $6,154.

During the period ended January 31, 2025 RMR loaned an additional $37,504 to the Company in the form of short-term loans with interest rates ranging from 6% to 10% per annum with a maturity date of December 31, 2024. As of January 31, 2025, $13,533 in payments were made, $285 in interest was accrued and the loans were extended to December 31, 2025. In the period ended January 31, 2026 RMR loaned an additional $11,554 to the Company $834 in interest was accrued and $36,945 in payments have been made for a total balance of $0. RMR is a company owned and controlled by the Company’s CEO, Michael Rosen.

NOTE 10 – COMMON STOCK

The Company is authorized to issue 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On June 18, 2025, the Company issued 5,160,799 shares of common stock to a consultant in exchange for consulting services.

On January 29, 2026, the Company issued 250,000 shares of common stock to a consultant related to a Settlement and Release Agreement effective September 24, 2025.

NOTE 11 – RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Cash Flows for fiscal year ended January 31, 2026, to reclassify Accounts payable, Accrued payroll and tax expenses and Due to related party.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluates events that occur after the period’s end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through the date these financial statements are issued and has determined that no subsequent events require disclosure in these financial statements.

