Form 10-Q
period 2026-04-30
Kindcard, Inc.
filed 2026-06-17
CIK 1696025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

As of June 17, 2026 there were 103,580,799 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Kindcard, Inc. and Subsidiaries

Condensed Consolidated Financial Statements

April 30, 2026

(Unaudited)

3

Kindcard, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	April 30, 2026	January 31, 2026
Assets
Current Assets:
Cash	$9,140	$9,160
Accounts receivable, net - unbilled	43,818	32,526
Total Current Assets	52,958	41,686
Intangible Assets, net	7,190	9,727
Total Other Assets	7,190	9,727
Total Assets	$60,148	$51,413

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$395,289	$355,244
Accrued interest	80,141	70,585
Accrued payroll and tax expenses	6,504	6,874
Accrued interest due to related party	8,401	7,923
Due to related party	177,004	177,004
Notes payable	406,351	384,817
Current portion SBA loan interest	6,579	8,407
Total Current Liabilities	1,080,269	1,010,854
Long-term Liabilities
Accrued interest long term portion	10,486	8,748
SBA loan	150,020	150,020
Total Long-term Liabilities	160,506	158,768
Total Liabilities	1,240,775	1,169,622
Commitments and Contingencies - See Note 7	-	-
Stockholders’ Deficit
Common Stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 103,580,799 shares of common stock as of April 30, 2026 (January 31, 2026 –103,580,799)	103,581	103,581
Additional Paid In Capital	410,780	410,780
Accumulated Deficit	(1,694,988)	(1,632,570)
Total Stockholders’ Deficit	(1,180,627)	(1,118,209)
Total Liabilities and Stockholders’ Deficit	$60,148	$51,413

The accompanying notes are an integral part of these condensed consolidated financial statements

Kindcard, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended April, 30
	2026	2025
Revenue	$74,175	$85,591
Total Revenue	74,175	85,591
Cost of Sales	(18,318)	(19,772)
Total Cost of Sales	(18,318)	(19,772)
Gross Profit	55,857	65,819
Operating Expenses
General & Administrative Expenses	115,738	104,417
Depreciation & Amortization	2,537	16,466
Total Operating Expenses	118,275	120,883
Net Loss	$(62,418)	$(55,064)
Net Loss Per Common Share – Basic and Diluted	$-	$-
Weighted Average Number of Common Shares Outstanding – Basic and Diluted	103,580,799	98,170,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Kindcard, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

 For the three months ended April 30, 2026

(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2026	103,580,799	$103,581	$410,780	$(1,632,570)	$(1,118,209)
Net loss for period ended April 30, 2026		-	-	(62,418)	(62,418)
Balance, April 30, 2026	103,580,799	$103,581	$410,780	$(1,694,988)	$(1,180,627)

For the three months ended April 30, 2025

(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2025	98,170,000	$98,170	$277,471	$(1,422,134)	$(1,046,493)
Net loss for period ended April 30, 2025		-	-	(55,064)	(55,064)
Balance, April 30, 2025	98,170,000	$98,170	$277,471	$(1,477,198)	$(1,101,557)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Kindcard, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	April 30,	April 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(62,418)	$(55,064)
Adjustments to reconcile net loss to net Cash used by operations
Bad debt expense	229	537
Depreciation and amortization - cost of goods sold	-	1,988
Depreciation and amortization - operations	2,537	16,466
Decrease (increase) in operating assets/liabilities
Accounts receivable	(11,521)	(16,205)
Accounts payable	40,045	16,783
Accrued expenses	9,574	(1,314)
Total Adjustments	40,864	18,255
Net cash (used in) provided by operating activities	(21,554)	(36,809)
Cash flows from financing activities
Proceeds from and repayments of related party loan	-	(15,222)
Proceeds from notes payable	36,825	55,697
Repayment of notes payable	(15,291)	(2,743)
Net cash provided by financing activities	21,534	37,732
Net cash (decrease) increase for the period	(20)	923
Cash at beginning of period	9,160	9,089
Cash at end of period	$9,140	$10,012

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

April 30, 2026

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

Going concern

These financial statements have been prepared assuming the Company will be able to continue as a going concern. To date, the Company has generated revenues from its business operations and has incurred accumulated operating losses of $1,694,988. At April 30, 2026, the Company has a working capital deficit of $1,027,311 and a net loss of $62,418 for the period ended April 30, 2026. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern from a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of April 30, 2026, the Company has 103,580,799 shares of common stock issued and outstanding. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the SEC. The condensed consolidated balance sheet as of January 31, 2026 has been derived from the audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2026.

Consolidation Policy

The accompanying condensed consolidated financial statements include the accounts of Kindcard, Inc. and its wholly owned subsidiaries, Deb, Inc. and Tendercard, Inc. All inter-company balances and transactions have been eliminated in consolidation.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

April 30, 2026

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant, and Equipment” the Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is determined regarding a long-lived asset if its carrying amount is not recoverable and exceeds its fair value. The carrying amount is not recoverable when it exceeds the sum of the undiscounted cash flows expected to result from use of the asset over its remaining useful life and final disposition. The Company did not record any impairments during the periods ended April 30, 2026 and April 30, 2025.

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

April 30, 2026

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

	For the three months ended April 30,
	2026	2025

Cash Pickup Commission Revenue	$-	$750

Deb Commission Revenue	$-	-

Tendercard Program Revenue	$74,175	$84,841

Total Program Revenue	$74,175	$85,591

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

April 30, 2026

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

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive instruments in the Company. There are no common stock equivalents at April 30, 2026 or April 30, 2025.

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

April 30, 2026

NOTE 2 – ACCOUNTS RECEIVABLE

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

Fees are collected in arrears resulting in accounts receivable, net – unbilled and are recorded as accrued revenue at the end of each month. There are $43,818 and $32,526 in accounts receivable net of $1,116 and $887 allowances at April 30, 2026 and January 31, 2026, respectively.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets

Intangible assets are comprised of customer relationships and brands acquired in a business combination specifically related to the Company’s Tendercard division (see Note 1) and also comprised of development costs for its proprietary payment processing “DEB Platform” through the Company’s wholly owned subsidiary, Deb, Inc. The Company amortizes intangible assets with a definitive life over their respective useful lives of 5 years. Assets with indefinite lives are tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company did not note any impairment at April 30, 2026 and January 31, 2026, respectively.

On December 21, 2021 the Company entered into a contract to develop its proprietary payment processing DEB Platform, testing was completed in 2025 and the Company Deb is currently working with Blox (blox.global) and Viacarte (viacarte.com) under its strategic partnership to integrate their platforms allowing Deb to add technology that allows Deb to offer payments worldwide B2B, B2C, C2B and Peer to Peer. The platform is amortized over 5 years.

The following is the future estimated amortization expense related to intangible assets as of April 30, 2026:

	April 30,	January 31,
	2026	2026
Definite-lived intangible assets
Technology: DEB Platform	$239,435	$239,435
Technology: Tendercard Program	3,200	3,200
Customer Lists	9,900	9,900
Website	5,200	5,200
Trade Name	2,800	2,800
Total	260,535	260,535
Less: accumulated amortization	(253,345)	(250,808)
Definite-lived intangible assets, net	$7,190	$9,727

The following is the future estimated amortization expense related to intangible assets as of April 30, 2026:

Year ending January 31,
2027 -	5,921
2028 -	1,269
Total -	$7,190

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

April 30, 2026

NOTE 4 – CURRENT LIABILITIES

Accounts Payable

Accounts Payable is comprised of trade payables of $395,289 and $355,244 at April 30, 2026 and January 31, 2026, respectively.

Accrued Payroll & Tax Expenses

Balance consists of Accrued Salaries & Wages $6,042 and $6,042 and Accrued Payroll Tax $462 and $832 at April 30, 2026 and January 31, 2026 respectively.

Accrued Interest

Balance consists of accrued interest notes payable of $80,141 and $70,585, accrued interest Due to Related Party of $8,401 and $7,923, and short-term portion of accrued interest SBA loan of $6,579 and $8,407 at April 30, 2026 and January 31, 2026.

NOTE 5 – DUE TO RELATED PARTY

On September 15, 2023, the Company issued a 1% Convertible Promissory Note in the amount of $296,498 (the “Note”) to RMR Management Group LLC (“RMR”) in exchange for full and final settlement of an aggregate amount of $296,498 previously loaned by RMR to the Company, $121,600 was reclassified as Notes Payable January 29, 2026. The Note is convertible at the RMR’s option into shares of common stock of the Company at a per share conversion price of $0.01. As of April 30, 2026, $4,302 in interest has been accrued. RMR is a company owned and controlled by the Company’s CEO.

On May 1, 2024, the Company issued a Promissory Note in the amount of $24,669 to RMR in exchange for expenses paid and funds previously loaned to the company. RMR is a company owned and controlled by the Company’s CEO. The loan is unsecured with an interest rate of 10% per annum and a maturity date of December 31, 2026. As of April 30, 2026 $22,563 in payments have been made and $4,099 in interest has been accrued for a total balance of $6,205.

Total Due to related parties consists of the total amount owed to the Company’s CEO of $177,004 and $177,004 with accrued interest of $8,401 and $7,923, at April 30, 2026 and January 31, 2026 respectively.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

April 30, 2026

NOTE 6 – LOANS

SBA Loan

The balance consists of Small Business Administration Economic Disaster Injury Loan assumed in the acquisition of Kindcard on June 7, 2021, with a principal balance of $150,000 and $3,160 accrued interest for a total balance of $153,160. In November 2025, the SBA renewed its UCC filing for the loan and charged the Company $20 for the filing fee by increasing the loan’s principal balance by $20. An additional $26,989 of interest was accrued and $13,084 in installments payments have been made as of April 30, 2026, for a total balance of $167,085. The term of the note is 30 years with an interest rate of 3.75% per annum, installment payments of $731 began April 14, 2023, and consist of interest only for the first thirty months. On March 15, 2024, the Company entered into an SBA accommodation plan with twelve months of reduced installments of $73, on September 15, 2025 the accommodation plan was extended for an additional six months, in March 2025 a final extension was granted for an additional twelve months of installment payments of $366 ending on February 15, 2026.

Year ending January 31,

2027:	6,579
2028:	8,772
2029:	8,772
2030:	8,772
Thereafter	117,105
Total future minimum loan payments	$150,000

Notes Payable

Loans payable consist of $406,351 and $384,817 in short term loans payable at April 30, 2026 and January 31, 2026 These loans with non-related parties are unsecured and have interest rates ranging from 7% to 12% per annum and maturity dates within one to twelve months.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On September 15, 2023, the Company issued a 1% Convertible Promissory Note in the amount of $296,498 (the “Note”) to RMR Management Group LLC (“RMR”) in exchange for full and final settlement of an aggregate amount of $296,498 previously loaned by RMR to the Company, $121,600 was reclassified as Notes Payable January 29, 2026 related to a Settlement and Release Agreement effective September 24, 2025. The Note is convertible at the RMR’s option into shares of common stock of the Company at a per share conversion price of $0.01. As of April 30, 2026, $4,302 in interest has been accrued. RMR is a company owned and controlled by the Company’s CEO.

On May 1, 2024, the Company issued a Promissory Note in the amount of $24,669 to RMR in exchange for expenses paid and funds previously loaned to the company. RMR is a company owned and controlled by the Company’s CEO. The loan is unsecured with an interest rate of 10% per annum and a maturity date of December 31, 2026. As of April 30, 2026 $22,563 in payments have been made and $4,099 in interest has been accrued for a total balance of $6,205.

Kindcard, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements (unaudited)

April 30, 2026

NOTE 8 – COMMON STOCK

The Company is authorized to issue 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On June 18, 2025, the Company issued 5,160,799 shares of common stock to a consultant in exchange for consulting services.

On January 29, 2026, the Company issued 250,000 shares of common stock to a consultant per a Settlement and Release Agreement effective September 24, 2025 in exchange for $121,600 previously loaned to the Company.

NOTE 9 – SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended January 31, 2026, included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed on May 19, 2026 (the “Annual Report”) with the U.S. Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q contains forward looking statements, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

Company Overview

KindCard, Inc. (f/k/a MWF Global Inc.) (the “Company”) was incorporated in the State of Nevada on November 18, 2016, and established a fiscal year end of January 31. On June 7, 2021, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Kindcard, Inc., a Massachusetts corporation (“KindCard MA”) and Croesus Holdings Corp, a Massachusetts corporation (“Croesus” and together with Kindcard MA, the “Seller”), pursuant to which the Company acquired (i) all of the intellectual property and operational assets (collectively, the “Assets”) of the Tendercard Division of Croesus. On July 9, 2021, the Company filed a Certificate of Amendment to Articles of Incorporation (the “Certificate”) with the State of Nevada to effectuate a name change (the “Name Change”). As a result of the Name Change, the Company’s name changed from “MWF Global Inc.” to “Kindcard, Inc.”. On August 26, 2021, Tendercard, Inc., a wholly owned subsidiary of the Company, was incorporated by the Company in the State of Nevada. On January 14, 2022, Deb, Inc., a wholly owned subsidiary of the Company, was incorporated by the Company in the State of Nevada. Our symbol on OTC Markets is KCRD, CUSIP number is 49452K105.The Company, through its wholly owned operating subsidiaries, Deb, Inc. and Tendercard, Inc., is an innovative FinTech and PayTech company which provides alternative Closed-Loop payment solutions to consumers and businesses across a wide variety of verticals. The Company believes that mobile wallet technology will ultimately grow to become the preferred method for merchants and consumers to transact at the point of sale, and it is our goal to capture significant market share from the mobile wallet segment through our proprietary “Pay with Deb” consumer app and merchant services platform (“Pay with Deb”).

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

Results of Operations

For the three-month period ended April 30, 2026, we had revenues of $74,175 as compared to $85,591 in revenues for the three-month period ended April 30, 2025. Total Cost of Sales for the three-month period ended April 30, 2026 was $18,318 resulting in a Gross Profit of $55,857 as compared to Total Cost of Sales for the three-month period ended April 30, 2025 of $19,772 resulting in a Gross Profit of $65,819. Operating Expenses for the three-month period ended April 30, 2026 were $118,275 resulting in Net Loss of $62,418. The net loss for the three-month period ended April 30, 2026 is comprised of General and Administrative Expenses of $115,738, and Depreciation and Amortization of $2,537, as compared to the net loss for the three-month period ended April 30, 2025 of $55,064 which were comprised of General and Administrative Expenses of $104,417, and Depreciation and Amortization of $16,466. The changes in results of operations for the three-month period ended April 30, 2026 as compared to the three-month period ended April 30, 2025 are primarily a result of a decrease in Cost of Sales for the three month period ended April 30, 2026.

Liquidity and Capital Resources

Although we have raised limited funds in the form of debt financing, we anticipate that until we generate more revenue, we will require additional financings in order to fully implement our plan of operations.

As of April 30, 2026 we had $9,140 in cash, $43,818 in Accounts Receivable, net and Other Assets of $7,190. Total liabilities as of April 30, 2026, were $1,240,775 as compared to $1,169,622 in total liabilities at January 31, 2026. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status.

The total amount owed to the Company’s CEO as of April 30, 2026 was $185,405. The amounts due to related party consist of a 1% Convertible Promissory Note in the amount of $174,898 (the “Note”) to RMR Management Group LLC (“RMR”), the Note is convertible at RMR’s option into shares of common stock of the Company at a per share conversion price of $0.01 as of April 30, 2026 $4,302 in interest has been accrued, and a Promissory Note issued on May 1, 2024 with a principal balance of $2,106. The loan is unsecured with an interest rate of 10% per annum and a maturity date of December 31, 2026. As of April 30, 2026 $22,563 in payments have been made and $4,099 in interest has been accrued for a total balance of $6,205. RMR is a company owned and controlled by the Company’s CEO.

The remaining balance consists of Accounts Payable of $395,289, Accrued Interest of $80,141, Accrued Payroll Expenses of $6,042, Accrued Tax Expense of $462, Notes Payable of $406,351, the Small Business Administration Economic Disaster Injury Loan assumed in the acquisition of Kindcard on June 7, 2021 current portion of $6,579, Accrued Interest long term portion of $12,559 and a principal balance of $150,020.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of April 30, 2026, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Kindcard, Inc.
(Registrant)

Date: June 17, 2026	By:	/s/ Michael Rosen
Michael Rosen
CEO, CFO, President, and Director
(Principal Executive Officer,
Principal Financial and Accounting Officer)

