Form 10-Q
period 2026-07-31
Kindcard, Inc.
filed 2026-09-21
CIK 1696025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

As of September 21, 2026 there were 103,330,799 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Kindcard, Inc. and Subsidiaries

Condensed Consolidated Financial Statements

July 31, 2026

(Unaudited)

3

Kindcard, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	July 31, 2026	January 31, 2026
Assets	Unaudited
Current Assets:
Cash	$9,254	$9,160
Accounts receivable, net - unbilled	52,600	32,526
Total Current Assets	61,854	41,686
Intangible Assets, net	4,652	9,727
Total Other Assets	4,652	9,727
Total Assets	$66,506	$51,413
Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$388,677	$355,244
Accrued interest	91,038	70,585
Accrued interest due to related party	8,912	7,923
Accrued payroll and tax expenses	6,504	6,874
Due to related party	128,904	177,004
Notes payable	486,011	384,817
Current portion SBA Loan	8,772	8,407
Total Current Liabilities	1,118,818	1,010,854
Long-term Liabilities
Accrued interest long term portion	7,517	8,748
Long term portion notes payable	174,981	150,020
Total Long-term Liabilities	182,498	158,768
Total Liabilities	1,301,316	1,169,622
Commitments and Contingencies - Note 7	-	-
Stockholders’ Deficit
Common Stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 103,330,799 shares of common stock as of July 31, 2026 and January 31, 2026	103,581	103,581
Additional Paid In Capital	410,780	410,780
Accumulated Deficit	(1,749,171)	(1,632,570)
Total Stockholders’ Deficit	(1,234,810)	(1,118,209)
Total Liabilities and Stockholders’ Deficit	$66,506	$51,413

The accompanying notes are an integral part of these condensed consolidated financial statements

Kindcard, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended July 31,		For the six months ended July 31,
	2026	2025	2026	2025
Revenue	$72,758	$90,930	$146,933	$176,521
Total Revenue	72,758	90,930	146,933	176,521
Cost of Sales	(16,860)	(18,928)	(35,178)	(38,700)
Total Cost of Sales	(16,860)	(18,928)	(35,178)	(38,700)
Gross Profit	55,898	72,002	111,755	137,821
Operating Expenses
General and Administrative Expenses	107,543	245,229	223,281	349,646
Depreciation and Amortization	2,538	5,253	5,075	21,719
Total Operating Expenses	110,081	250,482	228,356	371,365
Net Loss	(54,183)	(178,480)	(116,601)	(233,544)
Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding Basic and Diluted	103,580,799	100,638,208	103,580,799	99,424,559

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Kindcard, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the three and six months ended July 31, 2026

(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2026	103,580,799	$103,581	$410,780	$(1,632,570)	$(1,118,209)
Net loss for period ended April 30, 2026	-	-	-	(62,418)	(62,418)
Balance, April 30, 2026	103,580,799	$103,581	$410,780	$(1,694,988)	$(1,180,627)
Net loss for period ended July 31, 2026	-	-	-	(54,183)	(54,183)
Balance, July 31, 2026	103,580,799	$103,581	$410,780	$(1,749,171)	$(1,234,810)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, January 31, 2025	98,170,000	$98,170	$277,471	$(1,422,134)	$(1,046,493)
Net loss for period ended April 30, 2025	-	-	-	(55,064)	(55,064)
Balance, April 30, 2025	98,170,000	$98,170	$277,471	$(1,477,198)	$(1,101,557)
Shares issued for services	5,160,799	5,161	123,859	-	129,020
Net loss for period ended July 31, 2025	-	-	-	(178,480)	(178,480)
Balance, July 31, 2025	103,330,799	$103,331	$401,330	$(1,655,678)	$(1,151,017)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

  Kindcard, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	July 31,	July 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(116,601)	$(233,544)
Adjustments to reconcile net loss to net Cash used by operations
Shares issued for services	-	129,020
Depreciation and amortization - cost of goods sold	-	2,115
Depreciation and amortization - operations	5,075	21,719
Decrease (increase) in operating assets/liabilities
Accounts receivable	(20,074)	(27,536)
Accounts payable	33,433	19,410
Accrued expenses	20,206	16,568
Total Adjustments	38,640	161,296
Net cash (used in) provided by operating activities	(77,961)	(72,248)
Net cash used in investing activities	-	-
Cash flows from financing activities
Proceeds from (repayments of) related party loan	(48,100)	(49,777)
Proceeds from notes payable, net	126,155	122,221
Net cash provided by financing activities	78,055	72,444
Net cash (decrease) increase for the period	94	196
Cash at beginning of period	9,160	9,089
Cash at end of period	$9,254	$9,285
Supplemental disclosures:
Interest Paid during the period	$31,018	$12,532
Taxes Paid during the period	$0.00	$0.00

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Kindcard, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

July 31, 2026

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

Going concern

These financial statements have been prepared assuming the Company will be able to continue as a going concern. To date, the Company has generated revenues from its business operations and has incurred accumulated operating losses of $1,749,171. At July 31, 2026, the Company has a working capital deficit of $1,056,964 and a net loss of $116,601 for the period ended July 31, 2026. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern from a period of one year from the issuance of these financial statements. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2026, the results of operations and cash flows for the three and six months ended July 31, 2026 and 2025. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended July 31, 2026 are not necessarily indicative of the results to be expected for the entire year ending January 31, 2027 or for any subsequent periods. The consolidated balance sheet as of January 31, 2026 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended January 31, 2026

Consolidation Policy

The accompanying condensed consolidated financial statements include the accounts of Kindcard, Inc. and its wholly owned subsidiaries, Deb, Inc. and Tendercard, Inc. All inter-company balances and transactions have been eliminated in consolidation.

Kindcard, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

July 31, 2026

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant, and Equipment” the Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is determined regarding a long-lived asset if its carrying amount is not recoverable and exceeds its fair value. The carrying amount is not recoverable when it exceeds the sum of the undiscounted cash flows expected to result from use of the asset over its remaining useful life and final disposition. The Company did not record any impairments during the periods ended July 31, 2026 and July 31, 2025.

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

July 31, 2026

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

Cash Pickup –Deb, Inc., our wholly owned subsidiary, provides cash pick up services for the retail and wholesale merchants within the North American retail market through a strategic partnership agreement. Per the agreement Deb, Inc.’s partner is responsible for all aspects of the cash pickup service performance obligations. Once performance obligations have been met by the partner Deb, Inc. receives commission revenues in the following month which are recorded as earned over the life of these multiyear contracts.

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

	For the six months ended July 31,
	2026	2025

Cash Pickup Commission Revenue	$1,500	$750

Tendercard Program Revenue	$145,433	$175,771

Total Program Revenue	$146,933	$176,521

Kindcard, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

July 31, 2026

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

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive instruments in the Company. There are no common stock equivalents at July 31, 2026 or July 31, 2025.

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Cash Flows for fiscal year ended January 31, 2026, to reclassify Depreciation and Amortization and Depreciation and amortization - cost of goods sold.

Kindcard, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

July 31, 2026

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

Fees are collected in arrears resulting in accounts receivable, net – unbilled and are recorded as accrued revenue at the end of each month. There are $52,600 and $32,526 in accounts receivable net of $1,289 and $887 allowances at July 31, 2026 and January 31, 2026, respectively.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets

Intangible assets are comprised of customer relationships and brands acquired in a business combination specifically related to the Company’s Tendercard division (see Note 1) and also comprised of development costs for its proprietary payment processing “DEB Platform” through the Company’s wholly owned subsidiary, Deb, Inc. The Company amortizes intangible assets with a definitive life over their respective useful lives of 5 years. Assets with indefinite lives are tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company did not note any impairment at July 31, 2026 and January 31, 2026, respectively.

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

	July 31,	April 30,
	2026	2026
Definite-lived intangible assets
Technology: DEB Platform	$239,435	$239,435
Technology: Tendercard Program	3,200	3,200
Customer Lists	9,900	9,900
Website	5,200	5,200
Trade Name	2,800	2,800
Total	260,535	260,535
Less: accumulated amortization	(255,883)	(253,345)
Definite-lived intangible assets, net	$4,652	$7,190

The following is the future estimated amortization expense related to intangible assets as of July 31, 2026:

Year ending January 31,
2027 -	3,383
2028 -	1,269
Total -	$4,652

  Kindcard, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

July 31, 2026

NOTE 4 – CURRENT LIABILITIES

Accounts Payable

Accounts Payable is comprised of trade payables of $388,677 and $355,244 at July 31, 2026 and January 31, 2026, respectively.

Accrued Payroll & Tax Expenses

Balance consists of Accrued Salaries & Wages $6,042 and 6,042, Accrued Payroll Tax $462 and $832 at July 31, 2026 and January 31, 2026 respectively.

Accrued Interest

Balance consists of accrued interest on notes payable of $91,038 and $70,585, accrued interest Due to Related Party of $8,912 and $7,923, and short-term portion of accrued interest SBA loan of $8,772 and $8,407 at July 31, 2026 and January 31, 2026.

NOTE 5 – RELATED PARTY TRANSACTIONS

On September 15, 2023, the Company issued a 1% Convertible Promissory Note in the amount of $296,498 (the “Note”) to RMR Management LLC (“RMR”) in exchange for full and final settlement of an aggregate amount of $296,498 previously loaned by RMR to the Company. On January 29, 2026, the Company issued 250,000 shares of common stock to a consultant per a Settlement and Release Agreement effective September 24, 2025 in exchange for $121,600 previously loaned to the Company by the CEO. The Note is convertible at the RMR’s option into shares of common stock of the Company at a per share conversion price of $0.01. As of July 31, 2026, $4,654 in interest has been accrued for a total balance of $179,552. RMR is a company owned and controlled by the Company’s CEO.

On May 1, 2024, the Company issued a Promissory Note in the amount of $24,669 to RMR in exchange for expenses paid and funds previously loaned to the company. The loan is unsecured with an interest rate of 10% per annum and a maturity date of December 31, 2024 which has been extended to December 31, 2026. As of July 31, 2026 RMR loaned an additional $5,050 to the Company, $22,563 has been repaid and $4,258 in interest has been accrued for a total balance of $11,414. RMR is a company owned and controlled by the Company’s CEO.

On June 3, 2026, the Company’s wholly owned subsidiary, Tendercard, Inc. ("Tendercard"), entered into a Business Loan and Security Agreement with ODK Capital, LLC (d/b/a OnDeck) in the original principal amount of $59,000, with a total repayment amount of $86,671.52 payable in 104 weekly installments of $833.38 (the "OnDeck Loan"). The OnDeck Loan was executed on behalf of Tendercard by Michael Rosen, the Company’s Chief Executive Officer and sole director, and was personally guaranteed by Mr. Rosen. The OnDeck Loan is reflected as indebtedness in the accompanying condensed consolidated financial statements. As of July 31, 2026, $4,538 in principal payments and $2,129 in interest payments have been made for a total balance of $54,462.

During the quarter ended July 31, 2026, $53,150 of the proceeds of the OnDeck Loan was transferred to Mr. Rosen, a related party. The transfer does not represent a repayment or reduction of any obligation of the Company or Tendercard to Mr. Rosen or to RMR Management LLC. The OnDeck remittances have been funded from Mr. Rosen’s personal funds, and under the agreements described in Note 9, Mr. Rosen is obligated to pre-fund all remittances from his personal funds. The Company’s remediation of this matter is described in Note 9.

Total Due to related parties consists of the total amount owed to the Company’s CEO of $128,904 and $177,004 with accrued interest of $8,912 and $7,923, at July 31, 2026 and January 31, 2026 respectively.

  Kindcard, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

July 31, 2026

NOTE 6 – LOANS

Loans payable consist of a loan obtained by Tendercard from On Deck Capital on June 3, 2026 in the amount of $59,000, payable weekly over a twenty-four month period. As of July 31, 2026, $4,538 in principal and $2,129 in interest payments have been made with a principal balance of $54,462, Loans also consist of a Small Business Administration Economic Disaster Injury Loan assumed in the acquisition of Kindcard on June 7, 2021. The SBA loan assumed principal balance of $150,000 and $3,160 accrued interest for a total balance of $153,160. In November 2025, the SBA renewed its UCC filing for the loan and charged the Company $20 for the filing fee by increasing the loan’s principal balance by $20. An additional $28,407 of interest was accrued and $15,277 in installments payments have been made as of July 31, 2026, with a total balance of $166,310. The term of the note is 30 years with an interest rate of 3.75% per annum, installment payments of $731 began April 14, 2023, and consist of interest only for the first thirty months. On March 15, 2024, the Company entered into an SBA accommodation plan with six months of reduced installments of $73, on September 15, 2024 the accommodation plan was extended for an additional six months, in March 2025 a final extension was granted for an additional twelve months of installment payments of $366 which ended on February 15, 2026, as of July 31, 2026 monthly installment payments of $731, comprised of $0.00 principal and $731 interest have resumed.

Below is a summary of future minimum loan payments SBA Loan:

Year ending January 31,

2027:	8,772
2028:	8,772
2029:	8,772
2030:	8,772
Thereafter	114,932
Total future minimum loan payments	$150,020

Notes Payable

Notes payable are comprised of a series of short term unsecured loans with vendors, consultants and advisors with interest rates ranging from 7% to 12% per annum and maturity dates within one to twelve months. Total notes payable was $432,861 and $384,817 at July 31, 2026 and January 31, 2026 respectively.

Kindcard, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

July 31, 2026

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On September 15, 2023, the Company issued a 1% Convertible Promissory Note in the amount of $296,498 (the “Note”) to RMR Management Group LLC (“RMR”) in exchange for full and final settlement of an aggregate amount of $296,498 previously loaned by RMR to the Company, $121,600 was reclassified as Notes Payable January 29, 2026. The Note is convertible at the RMR’s option into shares of common stock of the Company at a per share conversion price of $0.01. As of July 31, 2026, $53,150 in payments have been made and $4,654 in interest has been accrued. RMR is a company owned and controlled by the Company’s CEO.

On May 1, 2024, the Company issued a Promissory Note in the amount of $24,669 to RMR in exchange for expenses paid and funds previously loaned to the company. RMR is a company owned and controlled by the Company’s CEO. The loan is unsecured with an interest rate of 10% per annum and a maturity date of December 31, 2024 which has been extended to December 31, 2026. As of July 31, 2026 RMR loaned an additional $5,050 to the Company and $4,258 in interest has been accrued for a total balance of $11,414.

On June 3, 2026 a loan was obtained by the Company’s subsidiary, Tendercard, Inc. in the amount of $59,000, payable weekly over a twenty-four month period. As of July 31, 2026, $4,538 in principal & $2,129 in interest payments have been made for a principal balance of $54,462.

NOTE 8 – COMMON STOCK

On June 18, 2025, the Company issued 5,160,799 shares of common stock to a consultant in exchange for consulting services.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to July 31, 2026, the Company, Tendercard, and Mr. Rosen entered into an Assumption, Indemnification and Pledge Agreement, dated as of September 10, 2026 (the "Assumption Agreement"), addressing the matters described in Note [related-party note]. Under the Assumption Agreement, Mr. Rosen (i) irrevocably assumed, as his own primary obligation, the entire economic obligation of the OnDeck Loan and agreed to pre-fund each weekly remittance from his personal funds so that no Company entity advances any amount; (ii) agreed to indemnify and hold the Company and Tendercard harmless from all liabilities arising out of or relating to the OnDeck Loan and the transfer of proceeds to him; (iii) secured his obligations through a pledge by RMR Management LLC, an entity he controls, of 32,333,334 shares of the Company’s common stock (approximately 31.22% of the 103,580,799 shares of common stock outstanding as of September 15, 2026); and (iv) is obligated to retire, refinance, or otherwise remove the Company entities from the OnDeck Loan no later than June 3, 2027. Mr. Rosen also acknowledged that the transferred proceeds do not reduce and may not be credited against any obligation of the Company to him or to any entity he controls, and reaffirmed his personal guaranty.

Because Mr. Rosen is the Company’s sole director and is a party to the Assumption Agreement, the Company appointed an independent, disinterested representative to review and approve the Assumption Agreement on behalf of the Company and Tendercard. The independent representative reviewed the Assumption Agreement, determined it to be fair to the Company, and approved it, and the Assumption Agreement was executed by Mr. Rosen, RMR Management LLC, and the independent representative. The Company is taking steps to perfect the pledged collateral and to enhance its controls over related-party transactions, as described in Part I, Item 4 (Controls and Procedures).

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

Results of Operations

For the three-month period ended July 31, 2026, we had revenues of $72,758 as compared to $90,930 in revenues for the three-month period ended July 31, 2025. Total Cost of Sales for the three-month period ended July 31, 2026, was $16,860 resulting in a Gross Profit of $55,898 as compared to Total Cost of Sales for the three-month period ended July 31, 2025, of $18,928 resulting in a Gross Profit of $72,002. Operating Expenses for the three-month period ended July 31, 2026, were $110,081 resulting in Net Loss from Operations of $54,183. The net loss for the three-month period ended July 31, 2026, is attributable to General and Administrative Expenses of $107,543 and Depreciation and Amortization of $2,538, as compared to the Net loss for the three-month period ended July 31, 2025, of $178,480 which is attributable to General and Administrative Expenses of $245,229 and Depreciation and Amortization of $5,253. The changes in results of operations for the three-month period ended July 31, 2026 as compared to the three-month period ended July 31, 2025, are primarily a result of  Shares issued for services for the three month period ended July 31, 2025.

For the six-month period ended July 31, 2026, we had revenues of $146,933 as compared to $176,521 in revenues for the six-month period ended July 31, 2025. Total Cost of Sales for the six-month period ended July 31, 2026, was $35,178 resulting in a Gross Profit of $111,755 as compared to Total Cost of Sales for the six-month period ended July 31, 2025 of $38,700 resulting in a Gross Profit of $137,821. Operating Expenses for the six-month period ended July 31, 2026, were $228,356 resulting in Net Loss of $116,601. The net loss for the six-month period ended July 31, 2026, is attributable to General and Administrative Expenses of $223,281, and Depreciation and Amortization of $5,075, as compared to the net loss for the six-month period ended July 31, 2025 of $233,544 which were attributable to General and Administrative Expenses of $349,646, and Depreciation and Amortization of $21,719. The changes in results of operations for the six-month period ended July 31, 2026, as compared to the six-month period ended July 31, 2025 are primarily a result of Shares issued for services for the six month period ended July 31, 2026.

Liquidity and Capital Resources

Although we have raised limited funds in the form of debt financing, we anticipate that until we generate more revenue, we will require additional financing in order to fully implement our plan of operations.

As of July 31, 2026, we had $9,254 in cash, $52,600 in Accounts Receivable. Total liabilities as of July 31, 2026, were $1,301,316 compared to $1,169,622 in total liabilities at January 31, 2026. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain reporting status.

Total amount owed to the Company’s CEO was $128,904 with accrued interest of $8,912 at July 31, 2026.

The remaining balance consists of Accounts Payable of $388,677, Accrued Interest of $91,038, Accrued Interest due to related party of $8,912, Accrued Payroll Expenses of $6,504, Notes Payable of $432,861, the Small Business Administration Economic Disaster Injury Loan assumed in the acquisition of Kindcard on June 7, 2021 current portion of $4,386, Accrued Interest long term portion of $11,903 and a principal balance of $150,020 and the loan obtained by Tendercard from On Deck Capital on June 3, 2026 in the amount of $59,000, with a principal balance current portion of $29,501 and long term portion of $24,961, for a total principal balance of $54,462.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer concluded that, as of July 31, 2026, the Company’s disclosure controls and procedures were not effective, due to the material weakness described below.

Material Weakness. In preparing this report, management identified a deficiency in the Company’s controls over the review and approval of related-party transactions, arising from the transfer of loan proceeds to the Company’s Chief Executive Officer described in Note 5, which was made without prior review under the Company’s related-party approval procedures. Management concluded that this deficiency constitutes a material weakness in the Company’s internal control over financial reporting, resulting principally from the limited segregation of duties inherent in the Company’s size and from the fact that the Company’s principal executive officer also serves as its sole director.

Remediation. Management has taken and is taking steps to remediate the material weakness, including: (i) entering into the Assumption, Indemnification and Pledge Agreement described in Note 9, under which the Chief Executive Officer has assumed the economic obligation of the OnDeck Loan, indemnified the Company, and pledged collateral; (ii) requiring that related-party transactions be reviewed and approved by an independent, disinterested person before they are entered into; (iii) implementing enhanced cash-disbursement controls, including advance funding of the OnDeck remittances by the Chief Executive Officer from his personal funds; and (iv) evaluating the addition of one or more independent directors. The material weakness will not be considered remediated until the enhanced controls have been designed, implemented, and operated effectively for a sufficient period.

Changes in Internal Control Over Financial Reporting

Changes in Internal Control over Financial Reporting. Except as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kindcard, Inc.
(Registrant)

Date: September 21, 2026	By:	/s/ Michael Rosen
Michael Rosen
CEO, CFO, President, and Director
(Principal Executive Officer,
Principal Financial and Accounting Officer)

